Form 10-Q
period 2021-06-30
Churchill Capital Corp VII
filed 2021-08-16
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021, there were 138,000,000 shares of Class A common stock, $0.0001 par value and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CHURCHILL CAPITAL CORP VII

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VII

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$4,850,723	$25,000
Prepaid expenses	1,614,592	—
Total Current Assets	6,465,315	25,000
Deferred offering costs	—	11,000
Marketable securities held in Trust Account	1,379,984,161	—
TOTAL ASSETS	$1,386,449,476	$36,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$171,669	$12,000
Warrant liability	85,960,000	—
Deferred underwriting fee payable	48,300,000	—
Total Liabilities	134,431,669	12,000

Commitments and Contingencies

Class A common stock subject to possible redemption,124,703,211 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	1,247,017,797	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized; 13,296,789 and no shares issued and outstanding (excluding 124,703,211 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	1,330	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 34,500,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (1)	3,450	3,450
Additional paid-in capital	33,825,943	21,550
Accumulated deficit	(28,830,713)	(1,000)
Total Stockholders’ Equity	5,000,010	24,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,386,449,476	$36,000

(1)  Included an aggregate of 4,500,000 shares that were subject to forfeiture to the extent that the underwriters' over-allotment was not exercised in full at December 31, 2020 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$897,104	$1,105,131
Loss from operations	(897,104)	(1,105,131)

Other income (expense):
Change in fair value of Warrant Liabilities	(20,242,000)	(26,312,000)
Transaction costs related to Private Placement and Public Warrants	—	(1,396,743)
Interest earned (expense) on marketable securities held in Trust Account	(3,497)	48,122
Unrealized loss on marketable securities held in Trust Account	(36,493)	(63,961)
Other expense, net	(20,281,990)	(27,724,582)

Loss before income taxes	(21,179,094)	(28,829,713)
Net loss	$(21,179,094)	$(28,829,713)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	126,819,690	127,017,181

Basic and diluted net income per share, Class A common stock subject to redemption	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	45,680,310	41,376,878

Basic and diluted net loss per share, Non-redeemable common stock	$(0.17)	$(0.23)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	34,500,000	$3,450	$21,550	$(1,000)	$24,000

Sale of 138,000,000 Units, net of underwriting discount and offering expenses	138,000,000	13,800	—	—	1,280,809,720	—	1,280,823,520

Common stock subject to possible redemption	(127,445,077)	(12,745)	—	—	(1,274,438,025)	—	(1,274,450,770)

Change in valuation of common stock subject to possible redemption	625,387	63	—	—	6,253,807	—	6,253,870

Net loss	—	—	—	—	—	(7,650,619)	(7,650,619)

Balance — March 31, 2021	11,180,310	$1,118	34,500,000	$3,450	$12,647,052	$(7,651,619)	$5,000,001

Change in value of common stock subject to possible redemption	2,116,479	212	—	—	21,178,891	—	21,179,103

Net loss	—	—	—	—	—	(21,179,094)	(21,179,094)

Balance — June 30, 2021	13,296,789	$1,330	34,500,000	$3,450	$33,825,943	$(28,830,713)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(28,829,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(48,122)
Unrealized loss on marketable securities held in Trust Account	63,961
Change in fair value of Warrant Liabilities	26,312,000
Offering cost allocable to Warrant Liabilities	1,396,743
Changes in operating assets and liabilities:
Prepaid expenses	(1,614,592)
Accrued expenses and deferred offering costs	170,669
Net cash used in operating activities	(2,549,054)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,380,000,000)
Net cash used in investing activities	(1,380,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	1,355,500,000
Proceeds from sale of Private Placements Warrants	32,600,000
Proceeds from promissory note - related party	375,000
Repayment of promissory note - related party	(375,000)
Payment of offering costs	(725,223)
Net cash provided by financing activities	1,387,374,777

Net Change in Cash	4,825,723
Cash — Beginning of period	25,000
Cash — End of period	$4,850,723

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$1,274,450,770
Deferred underwriting fee payable	$48,300,000
Change in value of Class A common stock subject to possible redemption	$(27,432,973)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest, net of permitted withdrawals). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and the Public Shares held by it in connection with the completion of a Business Combination, (b)  to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem one-hundred percent (100%) of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

The Sponsor has agreed to waive its right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the funds on deposit in the Trust Account remaining available for distribution will be less than the Initial Public Offering price per Unit of $10.00 in the Initial Public Offering.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds on deposit in the Trust Account to below (i) $10.00 per Public Share or (ii) the amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of permitted withdrawals. This liability will not apply with respect to any claims by a third party that executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Company due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target business, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 12, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for year ended December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in the Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the six months ended June 30, 2021. The Company did not have any assets held in the Trust Account at December 31, 2020.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the issuer’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Public Warrants and Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and a modified Black-Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of June 30, 2021, all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $73,525,223, of which $72,128,480 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $1,396,743 were expensed to the condensed statements of operations.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net income (loss) per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statements of operations includes a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest income (expense)	$(3,160)	$43,483
Unrealized gain (loss) on investments held in Trust Account	(32,975)	(57,795)
Net Loss allocable to Class A common stock subject to possible redemption	$(36,135)	$(14,312)
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	126,819,690	127,017,181
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net loss minus Net Earnings
Net loss	$(21,179,094)	$(28,829,713)
Add: Net loss allocable to Class A common stock subject to possible redemption	(36,135)	(14,312)
Non-Redeemable Net loss	$(21,215,229)	$(28,844,025)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	45,680,310	41,376,878
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.17)	$(0.23)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Company’s derivative instruments (see Note 9).

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 138,000,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriter of its option to purchase an additional 18,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate one Founder Share price of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On February 11, 2021, the Company effected a stock dividend of one-fifth of a share of one Founder Share for each outstanding share of Founder Share, resulting in our initial stockholders holding an aggregate of 34,500,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 4,500,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one (1) year after the completion of a Business Combination and (B) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction after a Business Combination that results in all of the Company's stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any thirty (30)-trading day period commencing at least one-hundred fifty (150) days after a Business Combination, the Founder Shares will be released from the lock-up.

Administrative Support Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2021, the Company incurred and paid $150,000 and $219,643, of such fees, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Promissory Note—Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was no outstanding balance under the Promissory Note, respectively. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required the ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of the Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders of these securities have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

Underwriting Agreement

The Company granted the underwriters a forty-five (45)-day option from the date of Initial Public Offering to purchase up to 18,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriter’s election to fully exercise the over-allotment option, the underwriters purchased an additional 18,000,000 Units, at a price of $10.00 per Unit. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $27,600,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $48,300,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

Legal Fees

As of June 30, 2021, the Company incurred legal fees of approximately $27,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 13,296,789 shares of Class A common stock issued and outstanding, excluding 124,703,211 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 34,500,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the completion of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination.

NOTE 8. WARRANT LIABILITY

The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common issuable upon exercise of the Warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants and to maintain a current prospectus relating to those shares of Class A common stock until the Warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its reasonable best efforts to qualify the shares of Class A common stock under applicable blue sky laws to the extent an exemption is not available.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than thirty (30) days' prior written notice of redemption;
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any twenty (20) trading days within a thirty (30)-trading day period ending on the third business day prior to the notice of redemption to the Public Warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the Warrants.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a "cashless basis," as described in the Public warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the Public Warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and at Issuance (upon consummation of the IPO) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

			At Issuance
		June 30,	February 11,
Description	Level	2021	2021
Assets:
Marketable securities held in Trust Account	1	$1,379,984,161	$1,380,000,000

Liabilities:
Warrant liability- Public Warrants	1	38,364,000	—
Warrant liability- Public Warrants	3	—	27,048,000
Warrant liability- Private Placement Warrants	3	47,596,000	32,600,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

As of June 30, 2021, the Warrant Liability for Private Placement Warrants was valued using a modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. At issuance the Public Warrants were valued using a Monte Carlo simulation. Subsequent to the Public Warrants detachment from the Units, the Public Warrants are valued based on quoted market price, under ticker CVII. WS, which is a Level 1 fair value measurement.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

At issuance the estimated fair value of Warrant Liabilities – Private Placement Warrants and the estimated fair value of Warrant Liability- Public Warrants was determined by a Monte Carlo simulation. As of June 30, 2021, the estimated fair value of Warrant Liabilities – Private Placement Warrants was determined using a modified Black-Scholes. The following are the significant inputs used in determining fair value:

	As of	At Issuance
	June 30, 2021	February 11, 2021
Exercise price	$11.50	$11.50
Stock price	$9.74	$9.81
Volatility	21.20%	19.25%
Probability of completing a Business Combination	80%	80%
Term	5.25	5.25
Risk-free rate	1.10%	0.69%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at February 17, 2021 (IPO)	$—	$—	$—
Issuance of Public and Private Warrants	27,048,000	32,600,000	59,648,000
Change in fair value of warrant liabilities	2,484,000	3,586,000	6,070,000
Fair value as of March 31, 2021	29,532,000	36,186,000	65,718,000
Change in fair value of warrant liabilities	8,832,000	11,410,000	20,242,000
Transfers to Level 1	(38,364,000)	—	(38,364,000)
Fair value as of June 30, 2021	$—	$47,596,000	$47,596,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $38,364,000.

NOTE 10. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $21,179,094 which consists of operating costs of $897,104, loss on warrant liabilities of $20,242,000, interest expense on marketable securities held in the Trust Account of $3,497 and an unrealized loss on marketable securities held in our Trust Account of $36,493.

For the six months ended June 30, 2021, we had a net loss of $28,829,713, which consists of operating costs of $1,105,131, loss on warrant liabilities of $26,312,000 transaction costs related to the Warrants of $1,396,743, interest income on marketable securities held in the Trust Account of $48,122 and an unrealized loss on marketable securities held in our Trust Account of $63,961.

Liquidity and Capital Resources

On February 17, 2021, we consummated the Initial Public Offering of 138,000,000 Units at a price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option, at $10.00 per Unit, generating gross proceeds of $1,380,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 32,600,000 Private Placement Warrants to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $32,600,000.

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

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $1,379,984,161 (including $48,122 of interest income and net unrealized loss of $63,961) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the six months ended June 30, 2021, cash used in operating activities was $2,549,054. Net loss of $28,829,713 was affected by the net change in value of the marketable securities held in the Trust Account of $63,961, the loss on warrant liabilities of $26,312,000 and the portion of the offering cost allocable to the warrant liabilities of $1,396,743. Changes in operating assets and liabilities used $1,443,923 of cash for operating activities. Interest earned on marketable securities held in Trust Account amounted to $48,122.

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

As of June 30, 2021, we had cash of $4,850,723. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Public Warrants and Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and a modified Black-Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income (loss) earned on the Trust Account, net of applicable taxes, by the weighted average number of shares of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for non-redeemable common stock is calculated by dividing net income (loss) less income attributable to Class A redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Simultaneous with the consummation of the Initial Public Offering, the Company consummated the sale of 32,600,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Churchill Sponsor VII LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $32,600,000. Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Indemnity Agreement, dated May 11, 2021, between the Company and Andrew Frankle
10.2*	Indemnity Agreement, dated May 11, 2021, between the Company and Stephen Murphy
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP VII

Date:	August 16, 2021	By:	/s/ Michael Klein
		Name:	Michael Klein
		Title:	Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)
Date:	August 16, 2021
		By:	/s/ Jay Taragin
		Name:	Jay Taragin
		Title:	Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Financial Officer)