Form 10-Q
period 2021-09-30
Churchill Capital Corp VII
filed 2021-11-17
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 16, 2021, there were 138,000,000 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CHURCHILL CAPITAL CORP VII

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VII

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021

(Unaudited)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$4,601,407	$25,000
Prepaid expenses	1,366,500	—
Total current assets	5,967,907	25,000
Deferred offering costs	—	11,000
Marketable securities held in Trust Account	1,380,089,526	—
TOTAL ASSETS	$1,386,057,433	$36,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$171,961	$1,000
Accrued offering costs	—	11,000
Total current liabilities	171,961	12,000

Warrant liability	56,036,000	—
Deferred underwriting fee payable	48,300,000	—
Total liabilities	104,507,961	12,000

Commitments and contingencies

Class A common stock subject to possible redemption,138,000,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	1,380,000,000	—

Stockholders’ (deficit) equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 240,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 60,000,000 shares authorized; 34,500,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (1)	3,450	3,450
Additional paid-in capital	—	21,550
Accumulated deficit	(98,453,978)	(1,000)
Total stockholders’ (deficit) equity	(98,450,528)	24,000
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,386,057,433	$36,000

(1)  Included an aggregate of 4,500,000 shares that were subject to forfeiture to the extent that the underwriters' over-allotment was not exercised in full at December 31, 2020 that was fully exercised at the IPO (see Note 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2021
Operating costs	$497,700	$1,602,831
Loss from operations	(497,700)	(1,602,831)

Other income (expense):
Change in fair value of Warrant Liabilities	29,924,000	3,612,000
Transaction costs related to Private Placement and Public Warrants	—	(1,396,743)
Interest earned on marketable securities held in Trust Account	68,391	116,513
Unrealized gain (loss) on marketable securities held in Trust Account	36,974	(26,987)
Other income (expense), net	30,029,365	2,304,783

Net income	$29,531,665	$701,952

Basic and diluted weighted average shares outstanding, Class A common stock	138,000,000	113,736,264

Basic and diluted net income per share, Class A common stock	$0.17	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	33,708,791

Basic and diluted net income per share, Class B common stock	$0.17	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	34,500,000	$3,450	$21,550	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount, as restated	—	—	—	—	(21,550)	(99,154,930)	(99,176,480)

Net loss	—	—	—	—	—	(7,650,619)	(7,650,619)

Balance — March 31, 2021, as restated	—	—	34,500,000	3,450	—	(106,806,549)	(106,803,099)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	15,839	15,839

Net loss	—	—	—	—	—	(21,179,094)	(21,179,094)

Balance – June 30, 2021, as restated	—	—	34,500,000	3,450	—	(127,969,804)	(127,966,354)

Accretion for Class A common stock to redemption amount	—	—	—	—	—	(15,839)	(15,839)

Net income	—	—	—	—	—	29,531,665	29,531,665

Balance — September 30, 2021	—	$—	34,500,000	$3,450	$—	$(98,453,978)	$(98,450,528)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net income	$701,952
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(116,513)
Unrealized loss on marketable securities held in Trust Account	26,987
Change in fair value of Warrant Liabilities	(3,612,000)
Transaction costs related to Private Placement and Public Warrants	1,396,743
Changes in operating assets and liabilities:
Prepaid expenses	(1,366,500)
Accrued expenses	170,961
Net cash used in operating activities	(2,798,370)

Cash flows from investing activities:
Investment of cash into Trust Account	(1,380,000,000)
Net cash used in investing activities	(1,380,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	1,355,500,000
Proceeds from sale of Private Placements Warrants	32,600,000
Proceeds from promissory note - related party	375,000
Repayment of promissory note - related party	(375,000)
Payment of offering costs	(725,223)
Net cash provided by financing activities	1,387,374,777

Net change in cash	4,576,407
Cash — Beginning of period	25,000
Cash — End of period	$4,601,407

Non-cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$1,380,000,000
Deferred underwriting fee payable	$48,300,000
Initial value of warrant liabilities	$59,648,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company's formation and the initial public offering ("Initial Public Offering"), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2021. On February 17, 2021, the Company consummated the Initial Public Offering of 138,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), including the issuance of 18,000,000 Units as a result of the underwriters’ full exercise of their over-allotment option further described in Note 4. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $1,380,000,000.

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company's condensed financial statements as of September 30, 2021 and in accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Accordingly, management determined it should restate its previously reported condensed financial statements. The Company had previously determined the shares of Class A Common Stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A Common Stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

Therefore, management has concluded that the redemption value should include all the shares of Class A Common Stock subject to possible redemption, resulting in the shares of Class A Common Stock subject to possible redemption being equal to their redemption value.  In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. As a result, management has noted a restatement adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the shares of Class A Common Stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and the shares of Class A Common Stock.

There has been no change in the Company’s total assets, liabilities or operating results.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously
Balance Sheet as of February 17, 2021 (audited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$1,274,450,770	$105,549,230	$1,380,000,000
Class A common stock	$459	$(459)	$—
Additional paid-in capital	$6,393,841	$(6,393,841)	$—
Accumulated deficit	$(1,397,743)	$(99,154,930)	$(100,552,673)
Total stockholders’ equity (deficit)	$5,000,007	$(105,549,230)	$(100,549,223)
Number of shares subject to redemption	127,445,077	10,554,923	138,000,000

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$1,268,196,900	$111,803,100	$1,380,000,000
Class A common stock	$1,118	$(1,118)	$—
Additional paid-in capital	$12,647,052	$(12,647,052)	$—
Accumulated deficit	$(7,651,619)	$(99,154,930)	$(106,806,549)
Total stockholders’ equity (deficit)	$5,000,001	$(111,803,100)	$(106,803,099)
Number of shares subject to redemption	126,819,690	10,554,940	138,000,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$1,247,017,797	$132,966,364	$1,379,984,161
Class A common stock	$1,330	$(1,330)	$—
Additional paid-in capital	$33,825,943	$(33,825,943)	$—
Accumulated deficit	$(28,830,713)	$(99,139,091)	$(127,969,804)
Total stockholders’ equity (deficit)	$5,000,010	$(132,966,364)	$(127,966,354)
Number of shares subject to redemption	124,703,211	13,296,789	138,000,000

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of March 31, 2021 (unaudited)
Sale of 138,000,000 Units, net of underwriting discounts and offering expenses	$1,280,823,520	$(1,280,823,520)	—
Initial value of common stock subject to redemption at IPO	$(1,274,450,770)	1,274,450,770	—
Change in value of common stock subject to redemption	$6,253,870	(6,253,870)	—
Accretion for Class A common stock to redemption amount	$—	$(99,176,480)	$(99,176,480)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) as of June 30, 2021 (unaudited)
Change in value of common stock subject to redemption	21,179,103	(21,179,103)	—
Accretion for Class A common stock to redemption amount	—	15,839	15,839

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$1,274,450,770	$105,549,230	$1,380,000,000

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$1,274,450,770	$105,549,230	$1,380,000,000

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
	For the Three	For the Three	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2021	March 31, 2021	June 30, 2021	June 30, 2021	June 30, 2021	June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	127,445,077	—	126,819,690	—	127,017,181	—
Basic and diluted net loss per common share, Class A common stock	$—	$—	$—	$—	$—	$—
Basic and diluted weighted average shares outstanding, Class B common	36,948,426	—	45,680,310	—	41,376,878	—
Basic and diluted net loss per common share, Class B common stock	$(0.06)	$—	$(0.17)	$—	$(0.23)	$—
Weighted average shares outstanding of Class A common stock	—	64,400,000	—	138,000,000	—	101,403,315
Basic and diluted net income (loss) income per share, Class A common stock	—	(0.08)	—	(0.12)	—	(0.21)
Weighted average shares outstanding of Class B common stock	—	32,100,000	—	34,500,000	—	33,306,630
Basic and diluted net income (loss) per share, Class B common stock	—	(0.08)	—	(0.12)	—	(0.21)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 12, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for year the ended December 31, 2021 or for any future periods.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in the Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the nine months ended September 30, 2021. The Company did not have any assets held in the Trust Account at December 31, 2020. All of the Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	$(27,048,000)
Class A common stock issuance costs	$(72,128,480)
Plus:
Accretion of carrying value to redemption value	$99,176,480
Class A common stock subject to possible redemption	$1,380,000,000

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and the Private placement Warrants (collectively, the “Warrants”) in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Public Warrants and Private Placement Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation and a modified Black-Scholes model, respectively. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. As of September 30, 2021, all deferred tax assets resulting from net operating losses were fully offset by a valuation allowance.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs amounted to $73,525,223, of which $72,128,480 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $1,396,743 were expensed to the condensed statements of operations.

Net Income (Loss) per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating net income per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income per common share as the redemption value approximates fair value.

The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted income per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per common shares is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$23,625,332	$5,906,333	$541,472	$160,480
Denominator:
Basic and diluted weighted average shares outstanding	138,000,000	34,500,000	113,736,264	33,708,791
Basic and diluted net income per common share	$0.17	$0.17	$0.00	$0.00

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 138,000,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriter of its option to purchase an additional 18,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 32,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $32,600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 9).

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

Administrative Support Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $150,000 and $369,643 of such fees, respectively.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Promissory Note—Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required the ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

Legal Fees

As of September 30, 2021, the Company incurred legal fees of approximately $30,854. These fees will only become due and payable upon the consummation of an initial Business Combination.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 240,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 138,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 60,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 34,500,000 shares of Class B common stock issued and outstanding.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there were 27,600,000 Public Warrants outstanding. There were no Public Warrants outstanding as of December 31, 2020. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

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

As of September 30, 2021, there were 32,600,000 Private Placement Warrants outstanding. There were no Private Placement Warrants outstanding as of December 31, 2020. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and at Issuance (upon consummation of the IPO) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

			At Issuance
		September 30,	February 11,
Description	Level	2021	2021
Assets:
Marketable securities held in Trust Account	1	$1,380,089,526	$1,380,000,000

Liabilities:
Warrant liability- Public Warrants	1	25,392,000	—
Warrant liability- Public Warrants	3	—	27,048,000
Warrant liability- Private Placement Warrants	3	30,644,000	32,600,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

As of September 30, 2021, the Warrant Liability for Private Placement Warrants was valued using a modified Black-Scholes model, which is considered to be a Level 3 fair value measurement. At issuance, the Public Warrants were valued using a Monte Carlo simulation. Subsequent to the Public Warrants detachment from the Units, the Public Warrants are valued based on quoted market price, under ticker CVII. WS, which is a Level 1 fair value measurement.

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

At issuance the estimated fair value of the Private Placement Warrants was determined by a Monte Carlo simulation. As of September 30, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

	As of	At Issuance
	September 30, 2021	February 11, 2021
Exercise price	$11.50	$11.50
Stock price	$9.72	$9.81
Volatility	15.3%	19.25%
Probability of completing a Business Combination	80%	80%
Term	5.27	5.25
Risk-free rate	1.14%	0.69%
Dividend yield	0.0%	0.0%

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(UNAUDITED)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at February 17, 2021 (IPO)	$—	$—	$—
Issuance of Public and Private Warrants	27,048,000	32,600,000	59,648,000
Change in fair value of warrant liabilities	2,484,000	3,586,000	6,070,000
Fair value as of March 31, 2021	29,532,000	36,186,000	65,718,000

Change in fair value of warrant liabilities	8,832,000	11,410,000	20,242,000
Transfers to Level 1	(38,364,000)	—	(38,364,000)
Fair value as of June 30, 2021	$—	$47,596,000	$47,596,000

Change in fair value of warrant liabilities	—	(16,952,000)	(16,952,000)
Fair value as of September 30, 2021	$—	$30,644,000	$30,644,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at the time of transfer during the nine months ended September 30, 2021 was $38,364,000.

NOTE 11. SUBSEQUENT EVENTS

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021 discussed in Note 2 to the condensed financial statements included in item 1. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $29,531,665, which consists of a change in fair value of warrant liabilities of $29,924,000, interest earned on marketable securities held in the Trust Account of $68,391 and an unrealized gain on marketable securities held in our Trust Account of $36,974, offset by operating costs of $497,700.

For the nine months ended September 30, 2021, we had net income of $701,952, which consists of a change in fair value of warrant liabilities of $3,612,000 and interest earned on marketable securities held in the Trust Account of $116,513, offset by an unrealized loss on marketable securities held in our Trust Account of $26,987, transaction costs of $1,396,743 and operating costs of $1,602,831.

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

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $1,380,089,526 (including $89,526 of interest income, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2021, cash used in operating activities was $2,798,370. Net income of $701,952 was affected by a change in fair value of warrant liabilities of $3,612,000, interest earned on marketable securities held in the Trust Account of $116,513, unrealized losses on marketable securities held in our Trust Account of $26,987 and offering costs allocable to warrant liabilities of $1,396,743. Changes in operating assets and liabilities used $1,195,539 of cash for operating activities.

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

As of September 30, 2021, we had cash of $4,601,407. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Warrant Liabilities

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating net income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the recent restatement of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of February 17, 2021 and our financial statements included in the Form 10-Q for the quarters ended March 31, 2021, and June 30, 2021. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2021, we consummated the Initial Public Offering of 138,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $1,380,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-252006). The Securities and Exchange Commission declared the registration statement effective on February 11, 2021.

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

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, an aggregate of $1,380,000,000 was placed in the Trust Account.

We incurred $73,525,223 of transaction costs, consisting of $24,500,000 of underwriting fees, which is net of $3,100,000 reimbursed fees from the underwriters, $48,300,000 of deferred underwriting discount and $725,223 of other offering costs. In addition, $5,758,933 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

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

CHURCHILL CAPITAL CORP VII

Date:	November 16, 2021	By:	/s/ Michael Klein
		Name:	Michael Klein
		Title:	Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)
Date:	November 16, 2021
		By:	/s/ Jay Taragin
		Name:	Jay Taragin
		Title:	Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer and Financial Officer)