Form 10-Q
period 2022-03-31
Churchill Capital Corp VII
filed 2022-05-16
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 138,000,000 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CHURCHILL CAPITAL CORP VII

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VII

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$3,865,639	$4,155,162
Prepaid expenses	954,427	1,123,588
Total current assets	4,820,066	5,278,750

Marketable securities held in Trust Account	1,380,734,719	1,380,345,892
TOTAL ASSETS	$1,385,554,785	$1,385,624,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$456,803	$255,009
Income tax payable	24,241	24,241
Total current liabilities	481,044	279,250

Warrant liabilities	36,120,000	60,526,000
Deferred legal fee	54,026	—
Deferred underwriting fee payable	48,300,000	48,300,000
Total liabilities	84,955,070	109,105,250

Commitments and contingencies

Class A common stock subject to possible redemption,138,000,000 shares at redemption value as of March 31, 2022 and December 31, 2021	1,380,000,000	1,380,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 34,500,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	3,450	3,450
Additional paid-in capital	—	—
Accumulated deficit	(79,403,735)	(103,484,058)
Total stockholders’ deficit	(79,400,285)	(103,480,608)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,385,554,785	$1,385,624,642

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Operating costs	$714,504	$208,027
Loss from operations	(714,504)	(208,027)

Other income (expense):
Change in fair value of Warrant Liabilities	24,406,000	(6,070,000)
Transaction costs related to Private Placement and Public Warrants	—	(1,396,743)
Interest earned on marketable securities held in Trust Account	348,592	51,619
Unrealized gain (loss) on marketable securities held in Trust Account	40,235	(27,468)
Other income (expense), net	24,794,827	(7,442,592)

Income (loss) before provision for income taxes	$24,080,323	$(7,650,619)
Provision for income taxes	—	—
Net income (loss)	$24,080,323	$(7,650,619)

Basic and diluted weighted average shares outstanding, Class A common stock	138,000,000	64,400,000

Basic and diluted net income (loss) per share, Class A common stock	$0.14	$(0.08)

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	32,100,000

Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	34,500,000	$3,450	$—	$(103,484,058)	$(103,480,608)

Net income	—	—	—	—	—	24,080,323	24,080,323

Balance — March 31, 2022	—	$—	34,500,000	$3,450	$—	$(79,403,735)	$(79,400,285)

THREE MONTHS ENDED MARCH 31, 2021

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	34,500,000	$3,450	$21,550	$(1,000)	$24,000

Accretion for Class A common stock to redemption amount	—	—	—	—	(21,550)	(99,154,930)	(99,176,480)

Net loss	—	—	—	—	—	(7,650,619)	(7,650,619)

Balance — March 31, 2021	—	$—	34,500,000	$3,450	$—	$(106,806,549)	$(106,803,099)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$24,080,323	$(7,650,619)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(348,592)	(51,619)
Unrealized (gain) loss on marketable securities held in Trust Account	(40,235)	27,468
Change in fair value of Warrant Liabilities	(24,406,000)	6,070,000
Transaction costs related to Private Placement and Public Warrants	—	1,396,743
Changes in operating assets and liabilities:
Prepaid expenses	169,161	(1,862,223)
Accrued expenses	255,820	53,383
Net cash used in operating activities	(289,523)	(2,016,867)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(1,380,000,000)
Net cash used in investing activities	—	(1,380,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	1,355,500,000
Proceeds from sale of Private Placements Warrants	—	32,600,000
Proceeds from promissory note - related party	—	375,000
Repayment of promissory note - related party	—	(375,000)
Payment of offering costs	—	(720,223)
Net cash provided by financing activities	—	1,387,379,777

Net Change in Cash	(289,523)	5,362,910
Cash — Beginning of period	4,155,162	25,000
Cash — End of period	$3,865,639	$5,387,910

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$5,000
Initial classification of Class A common stock subject to possible redemption	$—	$1,380,000,000
Deferred underwriting fee payable	$—	$48,300,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 32,600,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, to the Company’s sponsor, Churchill Sponsor VII LLC (the “Sponsor”), generating gross proceeds to the Company of $32,600,000.

Transaction costs amounted to $73,525,223 consisting of $24,500,000 of underwriting discount net of $3,100,000 reimbursed from the underwriters, $48,300,000 of deferred underwriting discount and $725,223 of other offering costs.

Following the closing of the Initial Public Offering on February 17, 2021, an amount of $1,380,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of  $1,000,000 and to pay its tax obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding net of amounts disbursed to management for working capital purposes, if applicable, taxes payable on interest income earned from the Trust Account and the deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

MARCH 31, 2022

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

Liquidity

As of March 31, 2022, we had cash of $3,865,639. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of March 31, 2022, the Company has not had any permitted withdrawals for 2022 and has access to the full $1,000,000 (to the extent interest is available).

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

Management has determined that if the Company is unable to complete a Business Combination by February 17, 2023, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on substantial progress with potential Business Combination targets, management believes that it is probable that the Company will complete a Business Combination in advance of the mandatory liquidation date or that it will have a signed letter of intent that would allow the Company to extend the mandatory liquidation date to May 17, 2023. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Marketable Securities Held in the Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the three months ended March 31, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs amounted to $73,525,223, of which $72,128,480 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $1,396,743 were expensed to the condensed statements of operations.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$19,264,258	$4,816,065	$(5,105,698)	$(2,544,921)
Denominator:
Basic and diluted weighted average shares outstanding	138,000,000	34,500,000	64,400,000	32,100,000
Basic and diluted net income (loss) per common share	$0.14	$0.14	$(0.08)	$(0.08)

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $150,000 and $69,643 of such fees, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

Promissory Note—Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of March 31, 2022 and December 31, 2021.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 11, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders of these securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

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

Due Diligence Fees

As of March 31, 2022, the Company incurred due diligence fees of $1,575,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

Legal Fees

As of March 31, 2022, the Company incurred legal fees of $54,026. These fees will only become due and payable upon the consummation of an initial Business Combination.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 138,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class B common stock issued and outstanding.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

NOTE 8. WARRANT LIABILITIES

At March 31, 2022 and December 31, 2021, there were 27,600,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Warrant and will have no obligation to settle such exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

At March 31, 2022 and December 31, 2021, there were 32,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$1,380,734,719	$1,380,345,892

Liabilities:
Warrant liability- Public Warrants	1	16,560,000	27,600,000
Warrant liability- Private Placement Warrants	3	19,560,000	32,926,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

The Public and Private Warrants were valued as of February 17, 2021 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies.  The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CVII.WS. For subsequent measurements of the Private Warrants after detachment, a Modified Black Scholes Option Pricing model was used. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Modified Black Scholes model were expected life, risk free rate, and dividend yield, which were based on market conditions, management assumptions, and terms of the warrant agreement.

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

	As of	As of
	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.85	$9.83
Volatility	8.0%	14.9%
Probability of completing a Business Combination	—%	—%
Term	5.29	5.29
Risk-free rate	2.40%	1.35%
Dividend yield	0.0%	0.0%

For the valuation at March 31, 2022 and December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment, this was considered a significant input.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at February 17, 2021(IPO)	$—	$—	$—
Issuance of Public and Private Warrants	27,048,000	32,600,000	59,648,000
Change in fair value of warrant liabilities	2,484,000	3,586,000	6,070,000
Fair value as of March 31, 2021	29,532,000	36,186,000	65,718,000
Change in fair value of warrant liabilities	8,832,000	11,410,000	20,242,000
Transfer to Level 1	(38,364,000)	—	(38,364,000)
Fair value as of June 30, 2021	—	$47,596,000	$47,596,000
Change in fair value of warrant liabilities	—	(16,952,000)	(16,952,000)
Fair value as of September 30, 2021	—	$30,644,000	$30,644,000
Change in fair value of warrant liabilities	—	2,282,000	2,282,000
Fair value as of December 31, 2021	$—	$32,926,000	$32,926,000
Change in fair value of warrant liabilities	—	(13,366,000)	(13,366,000)
Fair value as of March 31, 2022	$—	$19,560,000	$19,560,000

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $24,080,323, which consists of a change in fair value of warrant liabilities of $24,406,000, interest earned on marketable securities held in the Trust Account of $348,592 and an unrealized gain on marketable securities held in our Trust Account of $40,235, offset by operating costs of $714,504.

For the three months ended March 31, 2021, we had a net loss of $7,650,619, which consists of a change in fair value of warrant liabilities of $6,070,000, an unrealized loss on marketable securities held in the Trust Account of $27,468, transaction costs related to Private Placement and Public Warrants of $1,396,743 and operating costs of $208,027, offset by interest earned on marketable securities held in the Trust Account of $51,619.

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

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $1,380,734,719 (including $388,827 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the three months ended March 31, 2022, cash used in operating activities was $289,523. Net income of $24,080,323 was affected by a change in fair value of warrant liabilities of $24,406,000, interest earned on marketable securities held in the Trust Account of $348,592, and unrealized gain on marketable securities held in the Trust Account of $40,235. Changes in operating assets and liabilities provided $424,981 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $2,016,867. Net loss of $7,650,619 was affected by a change in fair value of warrant liabilities of $6,070,000, interest earned on marketable securities held in the Trust Account of $51,619, unrealized loss on marketable securities held in the Trust Account of $27,468 and the transaction costs related to Private Placement and Public Warrants of $1,396,743. Changes in operating assets and liabilities used $1,808,840 of cash for operating activities.

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

As of March 31, 2022, we had cash of $3,865,639. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account upon expiration of the completion window. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Management has determined that if the Company is unable to complete a Business Combination by February 17, 2023, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on substantial progress with potential Business Combination targets, management believes that it is probable that the Company will complete a Business Combination in advance of the mandatory liquidation date or that it will have a signed letter of intent that would allow the Company to extend the mandatory liquidation date to May 17, 2023. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents. Additionally, the Company engaged third-party professionals to provide additional review and oversight of financial reporting relating to complex financial instruments. The third-party professionals provide review of current accounting guidance and advise the Company on any changes and the potential impacts to the Company’s accounting and financial reporting of complex financial instruments. The third-party reviews are formally done at the end of each reporting period, however, communication with the Company’s management is available as required. The foregoing actions were completed as of December 31, 2021, and we believe we have remediated the material weakness in internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the financial reporting of complex financial instruments that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding financial reporting of complex financial instruments. The Company can offer no assurance that these changes will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report on Form 10-K filed on March 31, 2022 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a Business Combination and may not be able to enter into such an agreement and complete a Business Combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

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

We incurred $73,525,223 of transaction costs, consisting of $24,500,000 of underwriting fees, which is net of $3,100,000 reimbursed fees from the underwriters, $48,300,000 of deferred underwriting discount and $725,223 of other offering costs. In addition, $5,758,933 of cash was held outside of the Trust Account for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHURCHILL CAPITAL CORP VII

Date: May 16, 2022	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
Date: May 16, 2022
	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)