Form 10-Q
period 2022-06-30
Churchill Capital Corp VII
filed 2022-08-15
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 138,000,000 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CHURCHILL CAPITAL CORP VII

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VII

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$3,603,972	$4,155,162
Prepaid expenses	690,265	1,123,588
Total current assets	4,294,237	5,278,750

Marketable securities held in Trust Account	1,382,327,845	1,380,345,892
TOTAL ASSETS	$1,386,622,082	$1,385,624,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$510,916	$255,009
Income tax payable	292,172	24,241
Total current liabilities	803,088	279,250

Warrant liabilities	21,070,000	60,526,000
Deferred legal fee	54,026	—
Deferred underwriting fee payable	48,300,000	48,300,000
Total liabilities	70,227,114	109,105,250

Commitments and contingencies

Class A common stock subject to possible redemption,138,000,000 shares at redemption value as of June 30, 2022 and December 31, 2021	1,380,697,207	1,380,000,000

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 34,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	3,450	3,450
Additional paid-in capital	—	—
Accumulated deficit	(64,305,689)	(103,484,058)
Total stockholders’ deficit	(64,302,239)	(103,480,608)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,386,622,082	$1,385,624,642

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating costs	$555,701	$897,104	$1,270,205	$1,105,131
Loss from operations	(555,701)	(897,104)	(1,270,205)	(1,105,131)

Other income (expense):
Change in fair value of Warrant Liabilities	15,050,000	(20,242,000)	39,456,000	(26,312,000)
Transaction costs related to Private Placement and Public Warrants	—	—	—	(1,396,743)
Interest earned (expense) on marketable securities held in Trust Account	1,941,301	(3,497)	2,289,893	48,122
Unrealized loss on marketable securities held in Trust Account	(348,175)	(36,493)	(307,940)	(63,961)
Other income (expense), net	16,643,126	(20,281,990)	41,437,953	(27,724,582)

Income (Loss) before provision for income taxes	16,087,425	(21,179,094)	40,167,748	(28,829,713)
Benefit from (Provision for) income taxes	(292,172)	—	(292,172)	—
Net income (loss)	$15,795,253	$(21,179,094)	$39,875,576	$(28,829,713)

Basic and diluted weighted average shares outstanding, Class A common stock	138,000,000	138,000,000	138,000,000	101,403,315

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.12)	$0.23	$(0.21)

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	34,500,000	34,500,000	33,306,630

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.12)	$0.23	$(0.21)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	34,500,000	$3,450	$—	$(103,484,058)	$(103,480,608)

Net income	—	—	—	—	—	24,080,323	24,080,323

Balance — March 31, 2022	—	—	34,500,000	3,450	$—	(79,403,735)	(79,400,285)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(697,207)	(697,207)

Net income	—	—	—	—	—	15,795,253	15,795,253

Balance – June 30, 2022	—	$—	34,500,000	$3,450	$—	$(64,305,689)	$(64,302,239)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	34,500,000	$3,450	$21,550	$(1,000)	$24,000

Remeasurement adjustment on redeemable common stock	—	—	—	—	(21,550)	(99,154,930)	(99,176,480)

Net loss	—	—	—	—	—	(7,650,619)	(7,650,619)

Balance — March 31, 2021	—	—	34,500,000	3,450	—	(106,806,549)	(106,803,099)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	15,839	15,839

Net loss	—	—	—	—	—	(21,179,094)	(21,179,094)

Balance – June 30, 2021	—	$—	34,500,000	$3,450	$—	$(127,969,804)	$(127,966,354)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$39,875,576	$(28,829,713)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,289,893)	(48,122)
Unrealized loss on marketable securities held in Trust Account	307,940	63,961
Change in fair value of Warrant Liabilities	(39,456,000)	26,312,000
Transaction costs related to Private Placement and Public Warrants	—	1,396,743
Changes in operating assets and liabilities:
Prepaid expenses	433,323	(1,614,592)
Accrued expenses	309,933	170,669
Income taxes payable	267,931	—
Net cash used in operating activities	(551,190)	(2,549,054)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(1,380,000,000)
Net cash used in investing activities	—	(1,380,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	1,355,500,000
Proceeds from sale of Private Placement Warrants	—	32,600,000
Proceeds from promissory note - related party	—	375,000
Repayment of promissory note - related party	—	(375,000)
Payment of offering costs	—	(725,223)
Net cash provided by financing activities	—	1,387,374,777

Net Change in Cash	(551,190)	4,825,723
Cash — Beginning of period	4,155,162	25,000
Cash — End of period	$3,603,972	$4,850,723

Supplemental cash flow information:
Cash paid for income taxes	$26,204	$—

Non-Cash Investing and Financing Activities:
Remeasurement adjustment on redeemable common stock	$697,207	$99,139,091
Deferred underwriting fee payable	$—	$48,300,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $73,525,223 consisting of $24,500,000 of underwriting discount, net of $3,100,000 reimbursed from the underwriters, $48,300,000 of deferred underwriting discount and $725,223 of other offering costs.

Following the closing of the Initial Public Offering on February 17, 2021, an amount of $1,380,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to fund working capital requirements, subject to an annual limit of  $1,000,000, and to pay its tax obligations.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest, net of permitted withdrawals). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, we had cash of $3,603,972. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2022, the Company has not had any permitted withdrawals for 2022 and has access to the full $1,000,000 (to the extent interest is available).

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future periods.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. No amounts were withdrawn during the three and six months ended June 30, 2022. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	$(27,048,000)
Class A common stock issuance costs	$(72,128,480)
Plus:
Remeasurement of carrying value to redemption value	$99,176,480
Class A common stock subject to possible redemption at December 31, 2021	$1,380,000,000
Plus:
Remeasurement of carrying value to redemption value	$697,207
Class A common stock subject to possible redemption at June 30, 2022	$1,380,697,207

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 1.82% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.73% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended March 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. remeasurment associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$12,636,202	$3,159,051	$(16,943,275)	(4,235,819)	$31,900,461	$7,975,115	$(21,701,653)	$(7,128,060)
Denominator:
Basic and diluted weighted average shares outstanding	138,000,000	34,500,000	138,000,000	34,500,000	138,000,000	34,500,000	101,403,315	33,306,630
Basic and diluted net income (loss) per common share	$0.09	$0.09	$(0.12)	(0.12)	$0.23	$0.23	$(0.21)	$(0.21)

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 138,000,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their option to purchase an additional 18,000,000 Units at $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased in a private placement an aggregate of 32,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $32,600,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Window, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants (see Note 8).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In December 2020, the Sponsor purchased 8,625,000 shares of the Company’s Class B common stock for an aggregate of $25,000 (the “Founder Shares” or, individually, a “Founder Share”). On February 5, 2021, the Company effected a 20,125,000 stock dividend. Additionally, on February 11, 2021, the Company effected a 5,750,000 stock dividend, resulting in our initial stockholders holding an aggregate of 34,500,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 4,500,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, twenty percent (20%) of the Company’s issued and outstanding common stock after the completion of the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the three and six months ended June 30, 2022, the Company incurred and paid $150,000 and $300,000 of such fees, respectively. For the three and six months ended June 30, 2021, the Company incurred and paid $150,000 and $219,643 of such fees, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and six months ended June 30, 2022 and 2021.

Promissory Note—Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of June 30, 2022 and December 31, 2021.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Underwriting Agreement

The Company granted the underwriters a forty-five (45)-day option from the date of Initial Public Offering to purchase up to 18,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters’ election to fully exercise the over-allotment option, the underwriters purchased an additional 18,000,000 Units, at a price of $10.00 per Unit. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $27,600,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $48,300,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

Due Diligence Fees

As of June 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay due diligence fees in the amount of $1,575,000.

Legal Fees

As of June 30, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $54,026. For the three and six months ended June 30, 2022, the Company recorded $0 and $9,634 of such fees, respectively. For the three and six months ended June 30, 2021, the Company recorded $0 of such fees. These fees are reflected on the Company’s condensed balance sheet and condensed statement of operations.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 138,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class B common stock issued and outstanding.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 8. WARRANT LIABILITIES

At June 30, 2022 and December 31, 2021, there were 27,600,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

At June 30, 2022 and December 31, 2021, there were 32,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$1,382,327,845	$1,380,345,892

Liabilities:
Warrant liability- Public Warrants	1	9,660,000	27,600,000
Warrant liability- Private Placement Warrants	3	11,410,000	32,926,000

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

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

	As of	As of
	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.77	$9.83
Volatility	3.8%	14.9%
Probability of completing a Business Combination	—%	—%
Term	5.29	5.29
Risk-free rate	3.00%	1.35%
Dividend yield	0.0%	0.0%

For the valuation at June 30, 2022 and December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment, this was considered a significant input.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at February 17, 2021(IPO)	$—	$—	$—
Issuance of Public and Private Warrants	27,048,000	32,600,000	59,648,000
Change in fair value of warrant liabilities	2,484,000	3,586,000	6,070,000
Fair value as of March 31, 2021	29,532,000	36,186,000	65,718,000
Change in fair value of warrant liabilities	8,832,000	11,410,000	20,242,000
Transfer to Level 1	(38,364,000)	—	(38,364,000)
Fair value as of June 30, 2021	—	47,596,000	47,596,000
Change in fair value of warrant liabilities	—	(16,952,000)	(16,952,000)
Fair value as of September 30, 2021	—	30,644,000	30,644,000
Change in fair value of warrant liabilities	—	2,282,000	2,282,000
Fair value as of December 31, 2021	—	32,926,000	32,926,000
Change in fair value of warrant liabilities	—	(13,366,000)	(13,366,000)
Fair value as of March 31, 2022	—	19,560,000	19,560,000
Change in fair value of warrant liabilities	—	(8,150,000)	(8,150,000)
Fair value as of June 30, 2022	$—	$11,410,000	$11,410,000

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $15,795,253, which consists of a change in fair value of warrant liabilities of $15,050,000 and interest earned on marketable securities held in the Trust Account of $1,941,301, offset by operating costs of $555,701, provision for income taxes of $292,172 and an unrealized loss on marketable securities held in our Trust Account of $348,175.

For the six months ended June 30, 2022, we had net income of $39,875,576, which consists of a change in fair value of warrant liabilities of $39,456,000 and interest earned on marketable securities held in the Trust Account of $2,289,893, offset by operating costs of $1,270,205, provision for income taxes of $292,172 and an unrealized loss on marketable securities held in our Trust Account of $307,940.

For the three months ended June 30, 2021, we had a net loss of $21,179,094, which consists of a change in fair value of warrant liabilities of $20,242,000, interest expense on marketable securities held in the Trust Account of $3,497, an unrealized loss on marketable securities held in the Trust Account of $36,493, and operating costs of $897,104.

For the six months ended June 30, 2021, we had a net loss of $28,829,713, which consists of a change in fair value of warrant liabilities of $26,312,000, an unrealized loss on marketable securities held in the Trust Account of $63,961, transaction costs related to Private Placement and Public Warrants of $1,396,743 and operating costs of $1,105,131, offset by interest earned on marketable securities held in the Trust Account of $48,122.

Liquidity, Capital Resources and Going Concern

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

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $1,382,327,845 (including $2,327,845 of interest income and unrealized gains) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

For the six months ended June 30, 2022, cash used in operating activities was $551,190. Net income of $39,875,576 was affected by a change in fair value of warrant liabilities of $39,456,000, interest earned on marketable securities held in the Trust Account of $2,289,893, and unrealized loss on marketable securities held in the Trust Account of $307,940. Changes in operating assets and liabilities provided $1,011,187 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $2,549,054. Net loss of $28,829,713 was affected by a change in fair value of warrant liabilities of $26,312,000, interest earned on marketable securities held in the Trust Account of $48,122, unrealized loss on marketable securities held in the Trust Account of $63,961 and the transaction costs related to Private Placement and Public Warrants of $1,396,743. Changes in operating assets and liabilities used $1,443,923 of cash for operating activities.

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

As of June 30, 2022, we had cash of $3,603,972. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15,“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023 (or by May 17, 2023, if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination by February 17, 2023). The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Remeasurment associated with the redeemable shares of Class A common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for a Business Combination and would not be able to rely on the safe harbor (should it be adopted). Instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 17, 2021, we consummated the Initial Public Offering of 138,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $1,380,000,000. Citigroup Global Markets Inc. acted as joint bookrunner and representative of the underwriters and each of J.P. Morgan Securities LLC, Goldman Sachs & Co. LLC and BofA Securities, Inc. acted as joint bookrunners of the offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-252006). The Securities and Exchange Commission declared the registration statement effective on February 11, 2021.

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

CHURCHILL CAPITAL CORP VII

Date: August 12, 2022	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
Date: August 12, 2022
	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)