Form 10-K
period 2022-12-31
Churchill Capital Corp VII
filed 2023-03-17
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $1,348,260,000.

As of March 17, 2023, there were 138,000,000 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

Auditor Firm ID: 688	Auditor Name: Marcum LLP	Auditor Location: Houston, TX

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses and successfully negotiate and enter into a definitive agreement for a business combination;
•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
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

Item 1.Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination and entered into a non-binding letter of intent with a prospective target company that meets our investment criteria and principles on February 17, 2023. As a result, we now have until May 17, 2023 to complete an initial business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our founder, Michael Klein, is also the founder and managing partner of M. Klein and Company, LLC (together with its affiliates, “M. Klein and Company”), which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 36 year career, including more than two decades at Citigroup Inc. (“Citi”) and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Brothers and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for Global Corporate and Investment Banking and Global Transaction Services across Citi. In his role as Co- CEO, he was responsible for all relationship, advisory, underwriting, and capital markets issuance activity. On February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO Designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group.

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

On February 17, 2021, we completed our IPO of 138,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $1,380,000,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share (the “public shares” or “Class A common stock”), and one-fifth of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

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

We may structure our initial business combination so that the post-transaction company in which holders (our “public stockholders”) of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors own public shares, provided that each of their status as a “public stockholder” shall only exist with respect to their public shares, will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post- transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

Financial Position

With funds available for a business combination in the amount of approximately $1,350,687,478 as of December 31, 2022, assuming no redemptions and after payment of up to $48,300,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us. Furthermore, based on redemptions in other recent SPAC initial business combinations, we may experience high levels of redemptions in connection with any extension vote or initial business combination.

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

Redemption rights for public stockholders upon completion of our initial business combination or in connection with any stockholder vote to extend the date by which we must complete our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination or in connection with any stockholder vote to extend the date by which we must complete our initial business combination (“an extension vote”) at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination or extension vote, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of the closing of the IPO was $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction or extension. There will be no redemption rights upon the completion of our initial business combination or any extension vote with respect to our warrants. Our sponsor, officers and directors have each entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination (the “letter agreement”).

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until May 17, 2023 to complete our initial business combination (the period from the closing of the IPO until May 17, 2023, the “completion window”). On February 17, 2023, we entered into a letter of intent for an initial business combination, which automatically extended the completion window from February 17, 2023 to May 17, 2023, per the terms of our amended and restated certificate of incorporation. If we are unable to complete our initial business combination by May 17, 2023 (or any such extended date that may be approved pursuant to an extension vote), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

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

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share in the aggregate or (2) the actual amount per public share held in the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to approximately $1,399.0 million in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window (or within any extended date that may be approved pursuant to an extension vote), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such completion window. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the completion window and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. These provisions (other than amendments relating to the election and removal of directors, which require the approval of a majority of the Class B common stock then outstanding) cannot be amended without the approval of the holders of at least 65% of our common stock. Our initial stockholders, who collectively beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and have the discretion to vote in any manner they choose. Prior to an initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	if we are unable to complete our initial business combination within the completion window (or within any extended date that may be approved pursuant to an extension vote), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to: (1) receive funds from the trust account; or (2) vote on any initial business combination;
●	although we do not intend to enter into a business combination with a target business that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we seek to complete our initial business combination with a company that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such a business combination is fair to our company from a financial point of view;
●	if a stockholder vote on our initial business combination is not required by applicable law or stock exchange rules and we do not decide to hold a stockholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;
●	if required by applicable stock-exchange rules, our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount);
●	if our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon such approval at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares; and

●	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors

Our sponsor is an affiliate of M. Klein and Company, LLC (together with its affiliates “M. Klein and Company”). Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company or to other entities he owes a fiduciary duty. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties. As a result, M. Klein and Company’s clients may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company, including by Mr. Klein and other persons who may make decisions for the company, may be suitable both for us and for M. Klein and Company or any of its clients, and will be directed initially to such persons rather than to us. None of Mr. Klein, M. Klein and Company or members of our management team who are also employed by M. Klein and Company have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the Company and after they have satisfied their contractual and fiduciary obligations to other parties.

In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners, as well as members of our board of directors, have formed and are actively engaged in Churchill Capital Corp V and Churchill Capital Corp VI, special purpose acquisition corporations that completed their initial public offerings in December 2020 and February 2021, respectively. All of the members of our board of directors are also members of the board of directors of Churchill Capital Corp VI, and Michael Klein, Mark Klein, Karen G. Mills and Alan Schrager are members of the board of directors of Churchill Capital Corp V. Furthermore, M. Klein and Company, Mr. Klein and the Strategic Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp V, Churchill Capital Corp VI and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until December 18, 2023, May 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp V, Churchill Capital Corp VI and AltC Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target. In addition, Mr. Taragin, our Chief Financial Officer, is Chief Financial Officer of M. Klein and Company, Churchill Capital Corp V, Churchill Capital Corp VI and AltC Acquisition Corp.

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

Not All Members of Our Management Team are Independent of M. Klein and Company

Our management team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein will have no duty to offer acquisition opportunities to the Company unless presented to him in his capacity as an officer or director of the Company or to other entities he owes a fiduciary duty. Please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” in Part III of this Annual Report for additional information regarding conflicts of interest relating to our management team.

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

As of December 31, 2022, we are no longer an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012. As such, we will no longer be eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

As a large accelerated filer as of December 31, 2022, the Sarbanes-Oxley Act requires that management conduct an evaluation and provide an assessment of our internal control over financial reporting (“ICFR”), and that our ICFR be audited by an independent registered public accounting firm. Compliance with these requirements of the Sarbanes-Oxley Act may be particularly burdensome in connection with our identification of a target company for our initial business combination because a target business with which we seek to complete our initial business combination may find it difficult to comply with the provisions of the Sarbanes-Oxley Act regarding the assessment of and attestation as to their ICFR. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination or may make it more difficult to reach agreement with such a target.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from concerns about the U.S. budget deficit, the debt ceiling and the credit rating of the United States, the COVID-19 pandemic, the conflict between Russia and Ukraine and related volatility in the financial markets;
●	our public shareholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;

●	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our shareholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem your unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers, and limiting our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or stockholders.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights in connection with the business combination and/or any extension vote, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination or extension vote and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination or liquidate. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption, including in connection with any extension vote. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination or any extension vote. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

Our sponsor, officers and directors have agreed that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. In addition, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Financial markets also may be adversely affected by current or anticipated military conflict, including the ongoing war between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, which could cause or continue to cause, as applicable, market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions, and adversely affect the global economy and financial markets leading to instability and lack of liquidity in capital markets. Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness, the war in Ukraine and subsequent actions could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination.

If we have not completed our initial business combination within such time period (or within any extended date that may be approved pursuant to an extension vote), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, upon our redemption of their stock, and our warrants will expire worthless.

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

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination or we seek an extension vote and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

See also “—We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A Common stock” and “—If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.”

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

The 2022 Proposed Rules under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We did not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the IPO and may not complete our business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless. We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, from the time beginning with the consummation of our IPO, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments and by subsequently holding all funds in the trust account in cash (as described in the following paragraph), and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we would not be able to rely on the safe harbor (should it be adopted). Instead, we would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), on February 17, 2023, the 24-month anniversary of the closing date of our registration statement relating to the IPO, we instructed the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (which may include demand deposit accounts) until the earlier of consummation of our business combination or liquidation. Furthermore, such cash is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we have only placed our trust account deposits with JPMorgan Chase Bank N.A., only a small portion of the funds in our trust account will be guaranteed by the FDIC. Following such liquidation, we may receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Because we are neither limited to evaluating target businesses in a particular industry nor have we entered into a definitive agreement with a specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, under our amended and restated certificate of incorporation, we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with a specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses and have entered into a non-binding LOI with a target business we believe meets these criteria and guidelines, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

The net proceeds from our IPO and the sale of the private placement warrants provided us with $1,380,000,000 that we may use to complete our initial business combination (which includes $48,300,000 of deferred underwriting commissions being held in the trust account and assumes no redemptions, which could be significant). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet entered into a definitive agreement with any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including from M. Klein and Company) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. M. Klein and Company is not obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (“COVID-19”) outbreak.

COVID-19, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of COVID-19 is difficult to predict, it has had and is expected to continue to have ongoing material adverse effects across many aspects of the regional, national and global economy. It has adversely affected economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

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

Heightened competition among special purpose acquisition companies for attractive targets could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

Following the increase in the number of special purpose acquisition companies looking for business combinations in recent years many potential targets have already entered into an initial business combination, and many special purpose acquisition companies continue to seek targets for their initial business combination. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

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

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

Our sponsor paid an aggregate purchase price of $25,000 for the founder shares, or approximately $0.0007 per share. Additionally, our sponsor purchased an aggregate of 32,600,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $32,600,000. Michael Klein, Andrew Frankle, Bonnie Jonas, Mark Klein, Karen G. Mills, Stephen Murphy and Alan M. Schrager, all of whom are directors of the company, each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her direct or indirect membership interest in our sponsor. Even if the trading price of our common stock significantly declines following a business combination, and assuming our sponsor does not agree to any lock-up or vesting terms for its founder shares in connection with our initial business combination, our sponsor, as well as our directors and officers that have an economic interest in our sponsor, would be able to make significant profit on its investment in us even if the trading price of our common stock at such time is substantially less than $10.00 per share. Accordingly, our sponsor, as well as our directors and officers that have an economic interest in our sponsor, may be more willing to pursue an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report on Form 10-K for the year ended December 31, 2022. As of December 31, 2022, we are a large accelerated filer and no longer qualify as an emerging growth company. As such, we are required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

In connection with the restatements of our previously issued audited balance sheet as of February 17, 2021 and our financial statements for the quarters ended March 31, 2021 and June 30, 2021, we previously identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments, as of December 31, 2021.

While our previous material weakness has been remediated, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

For example, Michael Klein, our President, Chief Executive Officer and Chairman of our Board of Directors, is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Furthermore, on February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group. Mr. Klein has fiduciary duties to the other entities in which serves as a director or officer, and will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Conflicts of Interest” in Part III of this Annual Report for a discussion of our officers’ and directors’ other business affairs and potential conflicts of interest.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In addition, Mr. Klein and M. Klein and Company may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners, as well as members of our board of directors, have formed and are actively engaged in Churchill Capital Corp V and Churchill Capital Corp VI, special purpose acquisition corporations that completed their initial public offerings in December 2020 and February 2021, respectively. All of the members of our board of directors are also members of the board of directors of Churchill Capital Corp VI, and Michael Klein, Mark Klein, Karen G. Mills and Alan Schrager are members of the board of directors of Churchill Capital Corp V. Furthermore, M. Klein and Company, Mr. Klein and the Strategic Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp V, Churchill Capital Corp VI and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until December 18, 2023, May 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp V, Churchill Capital Corp VI and AltC Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

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

General Risk Factors

We have no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we will not commence operations until after we have completed our initial business combination. Because we lack an operating history and our sole purpose is to complete a business combination with one or more operating companies, investors have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

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

Holders

Although there are a larger number of beneficial owners, as of March 17, 2023, there was one holder of record of our units, one holder of record of our separately traded Class A common stock, one holder of record of our Class B common stock and one holder of record of our separately traded warrants.

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

Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. A discussion of changes in our results of operations and cash flows between years ended December 31, 2021 and 2020, has been omitted from this Annual Report, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target for our business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $71,050,619, which consists of a change in fair value of warrant liabilities of $57,516,000, and interest earned on marketable securities held in the trust account of $20,048,815, partially offset by provision for income taxes of $4,168,793, an unrealized loss on marketable securities held in our trust account of $28,229, and operating costs of $2,317,174.

For the year ended December 31, 2021, we had a net loss of $4,328,128, which consists of operating costs of $2,375,036, transactions costs related to warrant liabilities of $1,396,743, change in fair value of warrant liabilities of $878,000 and income tax payable of $24,241, offset by interest income on marketable securities held in our trust account of $324,382, and an unrealized gain on marketable securities held in our trust account of $21,510.

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

As of December 31, 2022, we had cash and marketable securities held in the trust account of $1,398,987,478 (including $20,366,478 of interest income offset by permitted withdrawals of $1,379,000 and an unrealized loss on marketable securities of $28,229) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). For the year ended December 31, 2022, the Company withdrew $1,000,000 for working capital and $379,000 for taxes. For the year ended December 31, 2021, the Company withdrew $0 for working capital and taxes.

For the year ended December 31, 2022, cash used in operating activities was $1,298,774. Net income of $71,050,619 was affected by the change in the value of the warrant liabilities of $57,516,000, interest earned on marketable securities held in the trust account of $20,048,815, deferred tax provision of $836,312, and an unrealized gain on marketable securities held in the trust account of $28,229. Changes in operating assets and liabilities provided $4,350,881 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $3,244,615. Net loss of $4,328,128 was affected by the change in the value of the warrant liabilities of $878,000, the portion of the offering costs allocable to the warrant liabilities of $1,396,743, interest earned on marketable securities held in the trust account of $324,382 and an unrealized gain on marketable securities held in the trust account of $21,510. Changes in operating assets and liabilities used $845,338 of cash for operating activities.

For the period from October 9, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $1,000 was offset by the changes in operating assets and liabilities.

In February 2023, we instructed the trustee with respect to the trust account to liquidate the marketable securities held in the trust account and thereafter to hold all funds in the trust account in cash. As a result, we will receive minimal interest, if any, on the funds held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $4,235,388. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company had until February 17, 2023 to consummate a business combination. The Company has entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company now has until May 17, 2023 to complete a business combination. It is uncertain that the Company will be able to negotiate a definitive agreement for a business combination and consummate a business combination by this time. If a business combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023. The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Reports Regarding Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has adopted the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report, which expressed an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.

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

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Michael Klein	59	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	57	Chief Financial Officer
Andrew Frankle	59	Director
Bonnie Jonas	53	Director
Mark Klein	61	Director
Malcolm S. McDermid	44	Director
Karen G. Mills	69	Director
Stephen Murphy	59	Director
Alan M. Schrager	54	Director

Michael Klein is our Chief Executive Officer, President and the Chairman of our Board of Directors. Mr. Klein is also the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp V, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VI, a blank check company whose sponsor is an affiliate of M. Klein and Company, LLC and Chairman of the Board of Directors of AltC Acquisition Corp., a blank check company whose sponsor is an affiliate of M. Klein and Company. On February 9, 2023, Credit Suisse Group AG announced the acquisition of The Klein Group LLC, a subsidiary of M. Klein and Company, LLC. In connection with the acquisition, Mr. Klein was appointed CEO Designate of CS First Boston and Chief Executive Officer of Banking and CEO of the Americas of Credit Suisse Group. Mr. Klein served as a Director of Credit Suisse Group AG and Credit Suisse AG from April 2018 to October 2022. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp. in June 2021, and Mr. Klein currently serves on the board of directors of Skillsoft Corp. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. in July 2021. Mr. Klein is the brother of Mark Klein, a director of Churchill. Mr. Klein is the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelors of Science in Economics with concentrations in finance and accounting. Mr. Klein was selected to serve on the board of directors due to his significant investment banking and advisory experience.

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

Mark Klein is a Director and also a Director of Churchill Capital Corp V and Churchill Capital Corp VI. He was previously a Director of Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. He has served as Chairman of the Board of Directors of SuRo Capital Corp. (formerly Sutter Rock Capital, Corp.) since December 2020, its President since May 2018, its Chief Executive Officer since August 2017 and a Director since 2011. Mr. Klein has also served as a Managing Member and Majority Partner of M. Klein and Company, LLC, an investment banking firm, since 2010. Additionally, he has been on the Board of Directors of Learneo (formerly Course Hero), an education technology company, since 2020. Mr. Klein previously served on the Board of Directors of Atlantic Alliance Partnership Corp. He has also served as an investment adviser at B. Riley Wealth Management (formerly MK Capital Advisors, LLC), a wealth management firm and registered investment adviser and broker-dealer, from April 2012 to June 2019. Mr. Klein was a Director of National Holdings Corporation, an investment banking and asset management firm, from 2011 to 2014, where he also served as Chief Executive Officer and Co-Chairman from March 2013 to December 2014. He served as a director of New University Holdings Corp., from its inception in 2010 through August 2011, when New University Holdings Corp. merged with ePals, Inc. In addition, from April 2010 until May 2011, Mr. Klein served as the Chief Executive Officer, President and a Director of 57th Street General Acquisition Corp., until it completed a merger with Crumbs Bake Shop. After the merger, he served as a member of the Board of Directors of Crumbs Bake Shop from May 2011 to March 2014. Mr. Klein is the brother of Michael Klein, our Chief Executive Officer, President and the Chairman of our Board of Directors. Mr. Klein received a bachelor’s degree, with high distinction, in Business Administration from Emory University and an M.B.A. from the J. L. Kellogg Graduate School of Management at Northwestern University. Mr. Klein was selected to serve on our Board of Directors due to his significant financial and leadership experience.

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

Karen G. Mills is a Director and also a Director of Churchill Capital Corp V and Churchill Capital Corp VI. Ms. Mills was previously a Director of Churchill Capital Corp, Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. Ms. Mills currently serves on the board of directors of Skillsoft Corp. and served on the board of Clarivate Plc from May 2019 to January 2021. Ms. Mills is also a member of the Harvard Corporation and a Senior Fellow at Harvard Business School since January 2014, focusing on economic policy, U.S. competitiveness, entrepreneurship and innovation. Ms. Mills was a member of President Barack Obama’s Cabinet, serving as the Administrator of the U.S. Small Business Administration from April 2009 to August 2013. Ms. Mills was also Vice Chair of the immigration services company Envoy Global from 2014 to 2021 and Chair of the Advisory Committee for the Private Capital Research Institute from 2017 to 2021. Ms. Mills has served as the President of MMP Group since October 1993, which invests in financial services, consumer products and technology-enabled solutions businesses. Ms. Mills has also served as a director of the National Bureau of Economic Research since September 2018. Ms. Mills holds an A.B. degree in Economics from Harvard University, Magna Cum Laude, and earned an M.B.A. from Harvard Business School. Ms. Mills was selected to serve on our Board of Directors due to her significant financial and leadership experience.

Stephen Murphy is a Director and also a Director of Churchill Capital Corp VI. Mr. Murphy is also the Co-Founder and Executive Chairman of Authentic Bespoke Limited, a boutique investment group, and serves on the boards of all of its wholly-owned subsidiaries. Mr. Murphy has significant past investment banking, principal investing, and direct entrepreneurial experience across a wide range of industries and is actively involved in a number of international businesses at board levels. Mr. Murphy is an angel investor in various technology companies which are pursuing “green” or sustainable solutions. Mr. Murphy serves as a director of various companies related to Qalaa Holdings SAE, which is involved in infrastructure investment in Egypt, including a US$4.7 billion oil refining complex (Orient Investment Properties). Mr. Murphy has also served principally as either a company director or chairman of various luxury goods companies in the UK and Ireland. Mr. Murphy was trained as a financial analyst in New York starting in 1985 and ultimately was made head of Salomon Brothers International’s M&A Group in London. As a Managing Director of Citigroup International, Mr. Murphy was involved in the evaluation and execution of private and public financings and capital raising. Mr. Murphy received an M.A. from University of Dublin Trinity College. Mr. Murphy was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Alan M. Schrager is a Director and also a Director of Churchill Capital Corp V and Churchill Capital Corp VI since January 2022. He is Portfolio Manager & Senior Partner with Oak Hill Advisors, L.P. (“OHA”), where he shares portfolio management responsibilities for a number of OHA’s portfolios. Mr. Schrager serves on various OHA committees, including the compliance, investment strategy, valuation and several fund investment committees. Previously, he had senior research responsibility for investments in private credit companies, software, industrials and gaming at OHA and served as a member of the board of directors of OHA Investment Corporation (“OHAI”), a specialty finance company previously managed by OHA, from June 2015 to December 2019, when OHAI merged with Portman Ridge Finance Corporation. Prior to joining OHA in early 2003, Mr. Schrager was a Managing Director of USBancorp Libra, where he was responsible for originating, evaluating and structuring private equity, mezzanine and debt transactions and also held several positions at Primary Network, a data CLEC, including Chief Financial Officer and Interim Chief Executive Officer. He previously worked in the Leveraged Finance and High Yield Capital Markets group at UBS Securities, LLC. He currently serves on the boards of directors of Expro Group Holdings N.V. since October 2021, OHA Senior Private Lending Fund (U) LLC since November 2022, T. Rowe Price OHA Select Private Credit Fund since October 2022 and New Heights Youth, Inc. since April 2016. Mr. Schrager earned an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from the University of Michigan. Mr. Schrager was selected to serve on our Board of Directors due to his significant financial and leadership experience.

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

Audit Committee

The members of our audit committee are Andrew Frankle, Stephen Murphy and Alan M. Schrager, and Andrew Frankle serves as chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Andrew Frankle qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2022, there were no delinquent filers.

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

In addition, any of our Strategic and Operating Partners or their personnel may sponsor or form other blank check companies similar to ours during the period in which we are seeking an initial business combination. In particular, the Strategic and Operating Partners, as well as M. Klein and Company, Mr. Klein and members of our board of directors, are actively engaged in Churchill Capital Corp V and Churchill Capital Corp VI, special purpose acquisition corporations that completed their initial public offerings in December 2020 and February 2021, respectively. All of the members of our board of directors are also members of the board of directors of Churchill Capital Corp VI, and Michael Klein, Mark Klein, Karen G. Mills and Alan Schrager are members of the board of directors of Churchill Capital Corp V. Furthermore, M. Klein and Company, Mr. Klein and the Strategic Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021. Churchill Capital Corp V, Churchill Capital Corp VI and AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and have until December 18, 2023, May 17, 2023 and July 12, 2023, respectively, to do so (absent an extension in accordance with their charters). Any such companies, including Churchill Capital Corp V, Churchill Capital Corp VI and AltC Acquisition Corp., may present additional conflicts of interest in pursuing an acquisition target.

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

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, another blank check company prior to completion of our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities (including the activities of M. Klein and Company).

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor owns common stock and warrants and each of Michael Klein, Andrew Frankle, Bonnie Jonas, Mark Klein, Karen G. Mills, Stephen Murphy and Alan M. Schrager, all of whom are directors of the company, currently have an economic interest in our sponsor, our sponsor, officers and directors that have an economic interest in our sponsor may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.
●	We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor in connection with our initial business combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. See “Item 1A. Risk Factors — We may engage M. Klein and Company, or another affiliate of our sponsor, as our lead financial advisor on our business combinations and other transactions. Any fee in connection with such engagement may be conditioned upon the completion of such transactions. This financial interest in the completion of such transactions may influence the advice such affiliate provides.”
●	The conflicts described above may not be resolved in our favor.

●	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Michael Klein	M. Klein and Company	Strategic advice	Founder and Managing Member
	CS First Boston	Financial services	Chief Executive Officer Designate
	Credit Suisse Group AG	Financial services	Chief Executive Officer of Banking and Chief Executive Officer of Americas
	Skillsoft Corp.	Digital learning and talent solutions	Director
	Churchill Capital Corp V	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	Churchill Capital Corp VI	Blank check company	Chief Executive Officer, President and Chairman of the Board of Directors
	MultiPlan, Inc.	Healthcare cost management solutions	Director
	AltC Acquisition Corp.	Blank check company	Chairman of the Board of Directors
	Skillsoft Corp	Digital Learning and Talent Solutions	Director

Jay Taragin	M. Klein and Company	Strategic advice	Chief Financial Officer
	Churchill Capital Corp V	Blank check company	Chief Financial Officer
	Churchill Capital Corp VI	Blank check company	Chief Financial Officer
	AltC Acquisition Corp.	Blank check company	Chief Financial Officer

Andrew Frankle	Rhodium Analytics Inc.	Business Services Outsourcing	Co-founder and Managing Director
	Eleven Capital Advisors LLC	Strategic Advisory	Founder and Managing Director
	Churchill Capital Corp VI	Blank check company	Director

Bonnie Jonas	Pallas Global Group	Monitoring and consulting	Co-Founder
	Jonas & Moller LLP	Legal Services	Partner
	Turo, Inc.	Car-sharing services	Director
	Churchill Capital Corp VI	Blank check company	Director

Mark Klein	M. Klein and Company	Strategic advice	Managing Member and Majority Partner
	SuRo Capital Corp.	Investment	Chief Executive Officer, President and Director
	Learno	Education technology company	Director
	Churchill Capital Corp V	Blank check company	Director
	Churchill Capital Corp VI	Blank check company	Director

Malcolm S. McDermid	Emerson Collective	Investment	Managing Director
	Churchill Capital Corp VI	Blank check company	Director

Karen G. Mills	MMP Group	Venture capital	President
	Churchill Capital Corp V	Blank check company	Director
	Churchill Capital Corp VI	Blank check company	Director
	Skillsoft Corp.	Digital learning and talent solutions	Director

Stephen Murphy	Authentic Bespoke Limited	Investment	Co-Founder and Executive Chairman
	Churchill Capital Corp VI	Blank check company	Director
	Qalaa Holdings SAE	Investment	Special Advisor
	Orient Investment Properties	Oil refinement/energy	Director

Alan M. Schrager	Oak Hill Advisors, L.P.	Investment	Portfolio Manager and Senior Partner
	Expro Group Holdings N.V.	Energy services provider	Director
	OHA Senior Private Lending (U) LLC	Investment	Director
	T. Rowe Price OHA Select Private Credit Fund	Investment	Director
	Churchill Capital Corp V	Blank check company	Director
	Churchill Capital Corp VI	Blank check company	Director

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

	Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Common Stock
Churchill Sponsor VII LLC(2)(3)	34,500,000	20%
Michael Klein(2)(3)	34,500,000	20%
Jay Taragin	—	—
Andrew Frankle(4)	—	—
Bonnie Jonas(4)	—	—
Mark Klein(4)	—	—
Malcolm S. McDermid	—	—
Karen G. Mills(4)	—	—
Stephen Murphy(4)	—	—
Alan M. Schrager(4)	—	—
Millennium Management LLC(5)	4,894,492	3.5%
Empyrean Capital(6)	6,099,622	4.4%
Magnetar Financial(7)	11,059,900	8.0%
Bank of Montreal(8)	11,638,136	8.4%
Jane Street Group, LLC(9)	10,984,160	8.0%
All officers and directors as a group (9 individuals)(2)(3)(4)	34,500,000	20%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Churchill Capital Corp VII, 640 Fifth Avenue, 12th Floor, New York, NY 10019.
(2)	Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis.
(3)	Michael Klein is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor VII LLC. The shares beneficially owned by Churchill Sponsor VII LLC may also be deemed to be beneficially owned by Mr. Klein.
(4)	Andrew Frankle, Bonnie Jonas, Mark Klein, Karen G. Mills, Stephen Murphy and Alan M. Schrager, all of whom are directors of the company, each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her direct or indirect membership interest in our sponsor, but does not beneficially own any of our founder shares or private placement warrants.

(5)	According to Schedule 13G, filed on February 12, 2021, and Schedule 13G/A, filed on December 31, 2021 by Integrated Core Strategies (US) LLC, ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (collectively, the “Millennium Parties”), the business address of such parties is 399 Park Avenue, New York, New York 10022. The Millennium Parties hold 4,894,492 shares, or 5.4% of the Issuer’s Class A Common Stock outstanding. Such securities are held (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), which beneficially owned 2,818,415 shares of the Class A Common Stock; (ii) ICS Opportunities II LLC, a Cayman Islands limited liability company (“ICS Opportunities II”), which beneficially holds 46,277 shares of the Class A common stock; and (iii) ICS Opportunities, Ltd., a Cayman Islands exempted company (“ICS Opportunities”), which beneficially owned 2,029,800 shares of the Class A Common Stock. Millennium International Management LP, a Delaware limited partnership, is the investment to ICS Opportunities II and ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities II and ICS Opportunities. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities II and ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities II and ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities II and ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, ICS Opportunities II and ICS Opportunities.
(6)	According to Schedule 13G, filed on February 23, 2021 by Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron (collectively, the “Empyrean Parties”), the business address of such parties is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. The Empyrean Parties hold 6,099,622 shares of Class A common stock. Such securities are held through Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), a Cayman Islands exempted company, Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, which serves as investment manager to ECOMF with respect to the Class A common stock directly held by ECOMF; and Mr. Amos Meron, a United States citizen who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A common stock directly held by ECOMF.

(7)	According to Schedule 13G/A, filed on February 2, 2023 by Magnetar Financial LLC (“Magnetar Financial”), a Delaware limited liability company, Magnetar Capital Partners LP (“Magnetar Capital Partners”), a Delaware limited partnership, Supernova Management LLC (“Supernova Management”), a Delaware limited liability company and Mr. Alec N. Litowitz (“Mr. Litowitz”), a United States citizen who serves as the manager of Supernova Management LLC (collectively, the “Magnetar Parties”), the business address of such parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The Magnetar Parties hold 11,059,900 shares of Class A common stock. The amount consists of (i) 1,289,410 Shares held for the account of Magnetar Constellation Fund II, Ltd, a Cayman Islands exempted company; (ii) 4,370,576 Shares held for the account of Magnetar Constellation Master Fund, Ltd, a Cayman Islands exempted company; (iii) 340,900 Shares held for the account of Magnetar Systematic Multi-Strategy Master Fund Ltd, a Cayman Islands exempted company; (iv) 126,200 Shares held for the account of Magnetar Capital Master Fund Ltd, a Cayman Islands exempted company; (v) 1,516,974 Shares held for the account of Magnetar Xing He Master Fund Ltd, a Cayman Islands exempted company; (vi) 997,169 Shares held for the account of Magnetar SC Fund Ltd, a Cayman Islands exempted company; (vii) 1,750,353 Shares held for the account of Magnetar Structured Credit Fund, LP, a Delaware limited partnership; and (xiii) 668,318 Shares held of the account of Magnetar Lake Credit Fund LLC, a Delaware limited liability company (the holding entities referred to as, collectively, the “Magnetar Funds” hereafter). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz.
(8)	According to Schedule 13G/A filed on February 6, 2023 by Bank of Montreal, Bank of Montreal Holding Inc., BMO Nesbitt Burns Holdings Corporation, BMO Besbitt Burns and Bank of Montreal, New York Branch (collectively, the “Bank of Montreal Parties”), the business address of such parties is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada. The Bank of Montreal Parties hold 11,638,136 shares of Class A common stock. The amount consists of (i) 3,906,268 Shares held for the account of Bank of Montreal, (ii) 1,912,800 Shares held for the account of Bank of Montreal Holding Inc., (iii) 1,912,800 Shares held for the account of BMO Nesbitt Burns Holdings Corporation, (iv) 1,912,800 Shares held for the account of BMO Besbitt Burns and (v) 1,993,468 Shares held for the account of Bank of Montreal, New York Branch.
(9)	According to Schedule 13G/A filed on February 14, 2023 by Jane Street Group, LLC, Jane Street Capital, LLC and Jane Street Global Trading, LLC (collectively, the “Jane Street Parties”), the business address of such parties is 250 Vesey Street, 6th Floor, New York, NY 10281. The Jane Street parties hold 10,984,160 Shares of Class A common stock. The amount consists of (i) 7,734,177 Shares held for the account of Jane Street Capital, LLC and (ii) 3,249,983 Shares held for the account of Jane Street Global Trading.

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

Michael Klein, Andrew Frankle, Bonnie Jonas, Mark Klein, Karen G. Mills, Stephen Murphy and Alan M. Schrager, all of whom are directors of the company, each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her direct or indirect membership interest in our sponsor.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $85,600 and $119,995 ($30,900 billed in 2022), respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2022 and 2021.

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

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Form 10-K:

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).
3.2	Bylaws (incorporated by reference to the Exhibit 3.3 filed with the Company’s Amendment No. 2 to registration statement on Form S-1 filed by the Registrant on February 9, 2021).
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

4.5	Description of Securities of the Company (incorporated by reference to the Exhibit 4.5 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 31, 2022).
10.1

Promissory Note, dated December 30, 2020, issued to Churchill Sponsor VII LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s Amendment No. 2 to registration statement on Form S-1 filed by the Registrant on February 9, 2021).

10.2

Form of Letter Agreement, dated February 11, 2021, among the Registrant and its officers, directors and Churchill Sponsor VII LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

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

10.5

Securities Subscription Agreement, dated December 30, 2020, between the Registrant and Churchill Sponsor VII LLC (incorporated by reference to the Exhibit 10.5 filed with the Company’s Amendment No. 2 to registration statement on Form S-1 filed by the Registrant on February 9, 2021).

10.6

Private Placement Warrants Purchase Agreement, dated February 11, 2021, between the Registrant and Churchill Sponsor VII LLC (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.7

Indemnity Agreement, dated February 11, 2021, between the Registrant and Michael Klein (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.8

Indemnity Agreement, dated February 11, 2021, between the Registrant and Jay Taragin (incorporated by reference to the Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

Exhibit Number	Description
10.9

Indemnity Agreement, dated February 11, 2021, between the Registrant and Bonnie Jonas (incorporated by reference to the Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.10

Indemnity Agreement, dated February 11, 2021, between the Registrant and Malcolm S. McDermid (incorporated by reference to the Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.11

Indemnity Agreement, dated February 11, 2021, between the Registrant and Mark Klein (incorporated by reference to the Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.12

Indemnity Agreement, dated February 11, 2021, between the Registrant and Karen G. Mills (incorporated by reference to the Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.13

Indemnity Agreement, dated May 11, 2021, between the Registrant and Andrew Frankle (incorporated by reference to the Exhibit 10.13 filed with the Company's annual report on Form 10-K filed by the Registrant on March 31, 2022).

10.14

Indemnity Agreement, dated May 11, 2021, between the Registrant and Stephen Murphy (incorporated by reference to the Exhibit 10.14 filed with the Company's annual report on Form 10-K filed by the Registrant on March 31, 2022).

10.15

Indemnity Agreement, dated January 5, 2022, between the Registrant and Alan M. Schrager (incorporated by reference to the Exhibit 10.15 filed with the Company's annual report on Form 10-K filed by the Registrant on March 31, 2022).

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 17th day of March, 2023.

CHURCHILL CAPITAL CORP VII

By:	/s/ Jay Taragin
Name:	Jay Taragin
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Klein	Chief Executive Officer,	March 17, 2023
Michael Klein	President and Chairman of the Board
of Directors
(Principal Executive Officer)

/s/ Jay Taragin	Chief Financial Officer	March 17, 2023
Jay Taragin	(Principal Financial and Accounting Officer)

/s/ Andrew Frankle	Director	March 17, 2023
Andrew Frankle

/s/ Bonnie Jonas	Director	March 17, 2023
Bonnie Jonas

/s/ Mark Klein	Director	March 17, 2023
Mark Klein

/s/ Malcolm S. McDermid	Director	March 17, 2023
Malcolm S. McDermid

/s/ Karen G. Mills	Director	March 17, 2023
Karen G. Mills

/s/ Stephen Murphy	Director	March 17, 2023
Stephen Murphy

/s/ Alan M. Schrager	Director	March 17, 2023
Alan M. Schrager

CHURCHILL CAPITAL CORP VII

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Churchill Capital Corp VII

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Churchill Capital Corp VII (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022 and for the period from October 9, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and for the period from October 9, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 17, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before May 17, 2023, which is less than one year from the issuance date of the financial statements. If a business combination is not consummated by this date or an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, TX
March 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Churchill Capital Corp VII

Opinion on Internal Control over Financial Reporting

We have audited Churchill Capital Corp VII’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows and the related notes for each of the two years in the period ended December 31, 2022 and for the period from October 9, 2020 (inception) through December 31, 2020 of the Company, and our report dated March 17, 2023 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Reports Regarding Internal Controls Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum LLP

Marcum LLP

Houston, TX

March 17, 2023

CHURCHILL CAPITAL CORP VII

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$4,235,388	$4,155,162
Prepaid expenses	161,941	1,123,588
Total current assets	4,397,329	5,278,750

Marketable securities held in Trust Account	1,398,987,478	1,380,345,892
TOTAL ASSETS	$1,403,384,807	$1,385,624,642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$281,977	$255,009
Income taxes payable	3,332,481	24,241
Total current liabilities	3,614,458	279,250

Deferred tax liability	836,312	—
Deferred legal fee	54,026	—
Warrant liabilities	3,010,000	60,526,000
Deferred underwriting fee payable	48,300,000	48,300,000
TOTAL LIABILITIES	55,814,796	109,105,250

Commitments and Contingencies

Class A common stock subject to possible redemption, 138,000,000 shares at per share redemption value of approximately $10.11 and $10.00 as of December 31, 2022 and 2021, respectively.	1,394,751,969	1,380,000,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 34,500,000 shares issued and outstanding as of December 31, 2022 and 2021	3,450	3,450
Additional paid-in capital	—	—
Accumulated deficit	(47,185,408)	(103,484,058)
TOTAL STOCKHOLDERS’ DEFICIT	(47,181,958)	(103,480,608)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,403,384,807	$1,385,624,642

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP VII

STATEMENTS OF OPERATIONS

			Period
			from October 9,
			2020 (Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2022	2021	2020

Formation and operating costs	$2,317,174	$2,375,036	$1,000
Loss from operations	(2,317,174)	(2,375,036)	(1,000)

Other income (expense):
Change in fair value of Warrant Liabilities	57,516,000	(878,000)	—
Transaction costs related to Private Placement and Public Warrants	—	(1,396,743)	—
Interest earned on marketable securities held in Trust Account	20,048,815	324,382	—
Unrealized gain (loss) on marketable securities held in Trust Account	(28,229)	21,510	—
Other income (expense), net	77,536,586	(1,928,851)	—

Income (loss) before provision for income taxes	75,219,412	(4,303,887)	(1,000)
Provision for income taxes	(4,168,793)	(24,241)	—

Net income (loss)	$71,050,619	$(4,328,128)	$(1,000)

Basic and diluted weighted average shares outstanding, Class A common stock	138,000,000	119,852,055	—

Basic and diluted net income (loss) per share, Class A common stock	$0.41	$(0.03)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	33,908,219	34,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.41	$(0.03)	$—

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP VII

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2022 AND 2021 AND PERIOD FROM OCTOBER 9, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Debt	Equity (Deficit)
Balance — October 9, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	34,500,000	3,450	21,550	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance — December 31, 2020	—	—	34,500,000	3,450	21,550	(1,000)	24,000

Remeasurement adjustment on redeemable common stock	—	—	—	—	(21,550)	(99,154,930)	(99,176,480)

Net loss	—	—	—	—	—	(4,328,128)	(4,328,128)

Balance — December 31, 2021	—	—	34,500,000	3,450	—	(103,484,058)	(103,480,608)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(14,751,969)	(14,751,969)

Net income	—	—	—	—	—	71,050,619	71,050,619

Balance – December 31, 2022	—	$—	34,500,000	$3,450	$—	$(47,185,408)	$(47,181,958)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP VII

STATEMENTS OF CASH FLOWS

			Period
			from October 9,
			2020 (Inception)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$71,050,619	$(4,328,128)	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(20,048,815)	(324,382)	—
Unrealized loss (gain) on marketable securities held in Trust Account	28,229	(21,510)	—
Change in fair value of Warrant Liabilities	(57,516,000)	878,000	—
Transaction costs related to Private Placement and Public Warrants	—	1,396,743	—
Deferred tax provision	836,312	—	—
Changes in operating assets and liabilities:
Prepaid expenses	961,647	(1,123,588)	1,000
Accrued expenses	80,994	254,009	—
Income tax payable	3,308,240	24,241	—
Net cash used in operating activities	(1,298,774)	(3,244,615)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(1,380,000,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	379,000	—	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—	—
Net cash provided by (used in) investing activities	1,379,000	(1,380,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	1,355,500,000	—
Proceeds from sale of Private Placements Warrants	—	32,600,000	—
Proceeds from promissory note - related party	—	375,000	—
Repayment of promissory note - related party	—	(375,000)	—
Payment of offering costs	—	(725,223)	—
Net cash provided by financing activities	—	1,387,374,777	25,000

Net Change in Cash	80,226	4,130,162	25,000
Cash — Beginning	4,155,162	25,000	—
Cash — Ending	$4,235,388	$4,155,162	$25,000

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$—	$11,000
Remeasurement adjustment on redeemable common stock	$14,751,969	$—	$—
Deferred underwriting fee payable	$—	$48,300,000	$—

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

The Company is an early stage company and, as such, the Company is subject to all of the risks associated with early stage companies.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (or 27 months from the closing of the Initial Public Offering if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination within 24 months from the closing of the Initial Public Offering) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window. The Company has entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination Business Combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company now has until May 17, 2023 to complete a Business Combination.

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

Liquidity and Going Concern

As of December 31, 2022, we had cash of $4,235,388. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Additionally, to fund working capital and tax liabilities the Company has permitted withdrawals available up to an annual limit of $1,000,000. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of December 31, 2022, the Company had withdrawn from the Trust Account $379,000 to pay franchise and income taxes, and $1,000,000 for working capital purposes. As of December 31, 2021, the Company did not withdrawal any trust interest for tax or working capital purposes.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements- Going Concern, the Company had until February 17, 2023 to consummate a Business Combination. The Company has entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination Business Combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company now has until May 17, 2023 to complete a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax.  Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of aspects of the excise tax (including its application and operation with respect to SPACs) remain unclear and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the trust account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. During the year ended December 31, 2022, the Company had withdrawn from the Trust Account $379,000 to pay franchise and income taxes, and $1,000,000 for working capital purposes. No amounts were withdrawn during the year ended December 31, 2021. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$1,380,000,000
Less:
Proceeds Allocated to Public Warrants	(27,048,000)
Class A common stock issuance costs	(72,128,480)
Plus:
Remeasurement of carrying value to redemption value	99,176,480

Class A common stock subject to possible redemption as of December 31, 2021	$1,380,000,000
Plus:
Remeasurement of carrying value to redemption value	14,751,969

Class A common stock subject to possible redemption as of December 31, 2022	$1,394,751,969

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 5.6%, (0.6)% and 0.0% year ended December 31, 2022, 2021 and 2020, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net income (loss) per common share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

					Period from
					October 9, 2020
	Year Ended		Year Ended		(Inception) through
	December 31, 2022		December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (income) loss per common share
Numerator:
Allocation of net income (loss)	$56,840,495	$14,210,124	$(3,373,661)	$(954,467)	$—	(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	138,000,000	34,500,000	119,852,055	33,908,219	—	34,500,000
Basic and diluted net income (loss) per common share	$0.41	$0.41	$(0.03)	$(0.03)	—	—

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company will pay an affiliate of the Sponsor a total of $50,000 per month for office space, administrative and support services. For the year ended December 31, 2022 and 2021, the Company incurred and paid $600,000 and $519,643 of such fees. There were no such fees for the period from October 9, 2020 (Inception) through December 31, 2020.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the year ended December 31, 2022 or 2021 or for the period from October 9, 2020 (Inception) through December 31, 2020.

Promissory Note - Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of December 31, 2022 and December 31, 2021, there was no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of December 31, 2022 and December 31, 2021.

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

Due Diligence

As of December 31, 2022 and 2021, the Company, upon the consummation of an initial Business Combination, will be required to pay due diligence fees in the amount of $1,575,000. There were no such fees for the period from October 9, 2020 (Inception) through December 31, 2020.

Legal Fees

As of December 31, 2022, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $54,026. For the year ended December 31, 2022, the Company recorded $9,634 of such fees. For the year ended December 31, 2021, the Company recorded $30,854 of such fees. These fees are reflected on the Company’s balance sheets in accrued expenses and on the statements of operations in operating costs. There were no such fees for the period from October 9, 2020 (Inception) through December 31, 2020.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 138,000,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 34,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of December 31, 2022 and December 31, 2021, there were 27,600,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and December 31, 2021, there were 32,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) as of December 31, 2022, 2021 and 2020 are as follows:

	December 31,	December 31,	December 31,
	2022	2021	2020
Deferred tax assets (liability)
Net operating loss carryforward	$—	$—	$—
Startup/Organization Expenses	897,204	456,842	—
Unrealized gain on marketable securities	(836,312)	(6,481)	—
Net deferred tax assets (liability)	60,892	450,361	—
Valuation Allowance	(897,204)	(450,361)	—
Deferred tax liability	$(836,312)	$—	$—

The income tax provision for the year ended December 31, 2022 and 2021 and for the period from October 9, 2020 (Inception) through December 31, 2020 consists of the following:

			For the Period
			From October 9, 2020
			(Inception) Through
	December 31,	December 31,	December 31,
	2022	2021	2020
Federal
Current	$3,332,481	$24,241	$—
Deferred	389,469	(450,361)	—

State and Local
Current	—	—	—
Deferred	—	—	—

Change in valuation allowance	446,843	450,361	—

Income tax provision	$4,168,793	$24,241	$—

As of December 31, 2022. 2021, and 2020, the Company had no of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, 2021 and for the period from October 9, 2020 (Inception) through December 31, 2020 the change in the valuation allowance was $446,843, $450,361 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2022, 2021 and 2020 is as follows:

	December 31,	December 31,	December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	—%
Transaction costs warrants	0.0%	(6.8)%	—%
Change in fair value of warrant liabilities	(16.0)%	(4.3)%	—%
Valuation allowance	0.6%	(10.5)%	—%
Income tax provision	5.6%	(0.6)%	—%

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

Level 3:	Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

		December 31,		December 31,
Description	Level	2022	Level	2021
Assets:
Marketable securities held in Trust Account	1	$1,398,987,478	1	$1,380,345,892

Liabilities:
Warrant liability- Public Warrants	1	1,380,000	1	27,600,000
Warrant liability- Private Placement Warrants	2	1,630,000	3	32,926,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

The Public and Private Warrants were valued as of February 17, 2021 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which are considered to be Level 3 fair value measurements. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CVII.WS. For subsequent measurements of the Private Warrants after detachment, a Modified Black Scholes Option Pricing model was used. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Modified Black Scholes model were expected life, risk free rate, and dividend yield, which were based on market conditions, management assumptions, and terms of the warrant agreement.

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of December 31, 2022, the Private Placement Warrants are being valued using the associated observable market of the Public Warrants, which is considered to be a Level 2 measurement. As of December 31, 2021, the estimated fair value of the Private Placement Warrants was determined using a modified Black-Scholes model. The following are the significant inputs used in determining fair value:

As of
December 31, 2021
Exercise price	$11.50
Stock price	$9.83
Volatility	14.9%
Probability of completing an initial business combination	—%
Term	5.29
Risk-free rate	1.35%
Dividend yield	0.0%

For the valuation as of December 31, 2021, probability of completing a Business Combination was not a significant input. This assumption is embedded in the volatility percentage. For periods prior to the warrants detachment, this was considered a significant input.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at February 17, 2021 (Initial Public Offering)	$—	$—	$—
Issuance of Public and Private Warrants	27,048,000	32,600,000	59,648,000
Change in fair value of warrant liabilities	11,316,000	326,000	11,642,000
Transfer to Level 1	(38,364,000)	—	(38,364,000)
Fair value as of December 31, 2021	—	32,926,000	32,926,000

Change in fair value of warrant liabilities	—	(28,362,000)	(28,362,000)
Transfer to Level 2	—	(4,564,000)	(4,564,000)
Fair value as of December 31, 2022	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 to a Level 2 during the year ended December 31, 2022 was $4,564,000. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at the time of transfer during the year ended December 31, 2021 was $38,364,000.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the financial statements.

On February 17, 2023 the Company entered into a non-binding letter of intent that sets forth the preliminary terms and conditions of a potential business combination with a private company that meets the Company’s investment criteria and principles and with which the Company has had discussions over an extended period of time. As a result, the Company now has until May 17, 2023 to complete a Business Combination. If the Company is unable to complete a Business Combination by such date (or such later date as may be approved by the Company’s stockholders at a meeting called for such purpose at which the Company’s stockholders will be given the opportunity to have their public shares be redeemed for a pro rata portion of the funds in the Company’s trust account), the Company will then liquidate. No assurances can be made that the Company will successfully negotiate and enter into a definitive agreement for a Business Combination.