Form 10-Q
period 2023-06-30
Churchill Capital Corp VII
filed 2023-08-09
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 9, 2023, there were 58,016,071 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CHURCHILL CAPITAL CORP VII

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VII

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$3,478,133	$4,235,388
Prepaid expenses	593,163	161,941
Total current assets	4,071,296	4,397,329

Cash and marketable securities held in Trust Account	599,064,139	1,398,987,478
TOTAL ASSETS	$603,135,435	$1,403,384,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$628,577	$281,977
Income taxes payable	1,915,939	3,332,481
Excise tax liability	8,162,810	—
Extension Promissory Note - related party	2,000,000	—
Total current liabilities	12,707,326	3,614,458

Deferred tax liability	—	836,312
Deferred legal fee	27,119	54,026
Warrant liabilities	8,428,000	3,010,000
Deferred underwriting fee payable	48,300,000	48,300,000
TOTAL LIABILITIES	69,462,445	55,814,796

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, 58,016,071 and 138,000,000 shares at redemption value of approximately $10.30 and $10.11 as of June 30, 2023 and December 31, 2022, respectively	597,806,324	1,394,751,969

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 34,500,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	3,450	3,450
Additional paid-in capital	—	—
Accumulated deficit	(64,136,784)	(47,185,408)
TOTAL STOCKHOLDERS’ DEFICIT	(64,133,334)	(47,181,958)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$603,135,435	$1,403,384,807

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating costs	$1,353,170	$555,701	$2,470,233	$1,270,205
Loss from operations	(1,353,170)	(555,701)	(2,470,233)	(1,270,205)

Other income (expense):
Change in fair value of Warrant Liabilities	(1,204,000)	15,050,000	(5,418,000)	39,456,000
Interest earned on marketable securities held in Trust Account	11,855,977	1,941,301	24,446,003	2,289,893
Unrealized loss on marketable securities held in Trust Account	—	(348,175)	—	(307,940)
Other income, net	10,651,977	16,643,126	19,028,003	41,437,953

Income before provision for income taxes	9,298,807	16,087,425	16,557,770	40,167,748
Provision for income taxes	(3,087,466)	(292,172)	(6,010,936)	(292,172)
Net income	$6,211,341	$15,795,253	$10,546,834	$39,875,576

Basic and diluted weighted average shares outstanding, Class A common stock	98,896,746	138,000,000	118,448,373	138,000,000

Basic and diluted net income per share, Class A common stock	$0.05	$0.09	$0.07	$0.23

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net income per share, Class B common stock	$0.05	$0.09	$0.07	$0.23

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	34,500,000	$3,450	$—	$(47,185,408)	$(47,181,958)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(8,615,803)	(8,615,803)

Net income	—	—	—	—	—	4,335,493	4,335,493

Balance — March 31, 2023	—	—	34,500,000	3,450	—	(51,465,718)	(51,462,268)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(10,719,597)	(10,719,597)

Excise tax imposed on common stock redemptions	—	—	—	—	—	(8,162,810)	(8,162,810)

Net income	—	—	—	—	—	6,211,341	6,211,341

Balance — June 30, 2023	—	$—	34,500,000	$3,450	$—	$(64,136,784)	$(64,133,334)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	34,500,000	$3,450	$—	$(103,484,058)	$(103,480,608)

Net income	—	—	—	—	—	24,080,323	24,080,323

Balance — March 31, 2022	—	—	34,500,000	3,450	$—	(79,403,735)	(79,400,285)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(697,207)	(697,207)

Net income	—	—	—	—	—	15,795,253	15,795,253

Balance — June 30, 2022	—	$—	34,500,000	$3,450	$—	$(64,305,689)	$(64,302,239)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$10,546,834	$39,875,576
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on funds held in Trust Account	(24,446,003)	(2,289,893)
Unrealized loss on marketable securities held in Trust Account	—	307,940
Change in fair value of Warrant Liabilities	5,418,000	(39,456,000)
Deferred tax provision	(836,312)	—
Changes in operating assets and liabilities:
Prepaid expenses	(431,222)	433,323
Accrued expenses	319,693	309,933
Income taxes payable	(1,416,542)	267,931
Net cash used in operating activities	(10,845,552)	(551,190)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,000,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	9,088,297	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—
Cash withdrawn from Trust Account in connection with redemption	816,281,045	—
Net cash provided by investing activities	824,369,342	—

Cash Flows from Financing Activities:
Proceeds from Extension Promissory Note - related party	2,000,000	—
Redemptions of common stock	(816,281,045)	—
Net cash used in financing activities	(814,281,045)	—

Net Change in Cash	(757,255)	(551,190)
Cash — Beginning	4,235,388	4,155,162
Cash — Ending	$3,478,133	$3,603,972

Supplemental cash flow information:
Cash paid for income taxes	$8,263,790	$26,204

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$19,335,400	$697,207
Excise tax liability accrued for common stock redemptions	$8,162,810	—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On May 11, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on May 16, 2023, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware and 79,983,929 shares of Class A Common Stock were redeemed, resulting in the payment of $816,281,045 from the Trust Account.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and its permitted transferees have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares acquired during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination. If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

On August 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Polaris Pubco Plc, a public limited company incorporated under the laws of England and Wales (“Pubco”), NorthSky Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Pubco (“Merger Sub”), CorpAcq Holdings Limited, a private limited company incorporated under the laws of England and Wales (“CorpAcq”) and certain shareholders of CorpAcq.

Following a stockholder vote on May 11, 2023, the Amended and Restated Certificate of Incorporation was amended to extend the window the Company had to complete a Business Combination from May 17, 2023 to February 17, 2024 or such earlier date as determined by the board of directors. If the Company is unable to complete a Business Combination by February 17, 2024 (or within any extended date that may be approved pursuant to a stockholder vote to extend the date by which we must complete our initial business combination (an “extension vote”)) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Liquidity and Going Concern

As of June 30, 2023, we had cash of $3,478,133. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. During the six months ended June 30, 2023, the Company withdrew $826,369,342 from the Trust Account to pay tax obligations, fund working capital requirements and redemptions.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2023, the Company has made a full withdrawal for 2023 of $1,000,000.

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $2,000,000 with $7,000,000 available for withdrawal.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern, the Company has until February 17, 2024 or such earlier date as determined by the board of directors to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024 or such earlier date as determined by the board of directors. The Company intends to complete a Business Combination by February 17, 2024.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Risks and Uncertainties

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the conflict in Ukraine and the surrounding region. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 17, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in the Trust Account

As of June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. During the six months ended June 30, 2023, the Company withdrew an amount of $826,369,342 to pay franchise and income tax obligations, working capital purposes and redemptions. During the year ended December 31, 2022, the Company withdrew from the Trust Account $379,000 to pay franchise and income taxes and $1,000,000 for working capital purposes paid from the Trust Account. As of June 30, 2023, all trust account funds were held as cash in a demand deposit account that accrues interest monthly. As of December 31, 2022, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

On May 11, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on May 16, 2023, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware and 79,983,929 shares of Class A Common Stock were redeemed, resulting in the payment of $816,281,045 from the Trust Account.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

As of June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	(27,048,000)
Class A common stock issuance costs	(72,128,480)
Plus:
Remeasurement of carrying value to redemption value	99,176,480
Class A common stock subject to possible redemption as of December 31, 2021	1,380,000,000
Plus:
Remeasurement of carrying value to redemption value	14,751,969
Class A common stock subject to possible redemption as of December 31, 2022	1,394,751,969
Less:
Redemptions	(816,281,045)
Plus:
Remeasurement of carrying value to redemption value	19,335,400
Class A common stock subject to possible redemption as of June 30, 2023	$597,806,324

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 33.20% and 1.82% for the three months ended June 30, 2023 and 2022, respectively, and 36.30% and 0.73% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value of warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net income per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$4,604,921	$1,606,420	$12,636,202	$3,159,051	$8,167,824	$2,379,010	$31,900,461	$7,975,115
Denominator:
Basic and diluted weighted average shares outstanding	98,896,746	34,500,000	138,000,000	34,500,000	118,448,373	34,500,000	138,000,000	34,500,000
Basic and diluted net income per share of common stock	$0.05	$0.05	$0.09	$0.09	$0.07	$0.07	$0.23	$0.23

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceeds the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $50,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2023, the Company incurred and paid $150,000 and $300,000 of such fees, respectively. For the three and six months ended June 30, 2022, the Company incurred and paid $150,000 and $300,000 of such fees, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and six months ended June 30, 2023 and 2022.

Promissory Note—Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2023 and December 31, 2022, there is no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of June 30, 2023 and December 31, 2022.

Extension Promissory Note—Related Party

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $2,000,000 with $7,000,000 available for withdrawal.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Merger Agreement

On August 1, 2023, the Company entered into the Merger Agreement by and among the Company, Pubco, Merger Sub, CorpAcq and certain shareholders of CorpAcq, as fully disclosed in a Current Report on Form 8-K filed with the SEC on August 7, 2023. Pursuant to the Merger Agreement, the parties thereto intend to enter into a business combination transaction by which Merger Sub will merge with and into the Company, with the Company being the surviving entity in the merger.

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

Excise Tax

In connection with the vote to approve the Charter Amendment, holders of 79,983,929 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $816,281,045. As such, the Company has recorded a 1% excise tax liability in the amount of $8,162,810 on the condensed balance sheets as of June 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset within the same taxable year which will be evaluated and adjusted in the period in which the issuances occur.

Due Diligence and Legal Fees

As of June 30, 2023, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $4,625,881. These contingent fees are not reflected in the Company’s financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Legal Fees

As of June 30, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $27,119. For the three and six months ended June 30, 2023, the Company recorded an expense of $0 and a reduction of $26,907 of such fees, respectively. For the three and six months ended June 30, 2022, the Company recorded $0 of such fees, respectively. These fees are reflected on the Company’s condensed balance sheets in deferred legal fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 58,016,071 and 138,000,000 shares of Class A common stock issued and outstanding, respectively, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 34,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2023 and December 31, 2022, there were 27,600,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

As of June 30, 2023 and December 31, 2022, there were 32,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2023	Level	2022
Assets:
Marketable securities held in Trust Account	1	$—	1	$1,398,987,478

Liabilities:
Warrant liability- Public Warrants	1	3,864,000	1	1,380,000
Warrant liability- Private Placement Warrants	2	4,564,000	2	1,630,000

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of September 30, 2022, the Private Placement Warrants were transferred to a Level 2 fair value measurement, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 to a Level 2 fair value measurement during the year ended December 31, 2022 was $4,564,000. There were no transfers during the three and six months ended June 30, 2023.

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

Merger Agreement

On July 17, 2023, the Company borrowed $1,000,000 in connection with the Extension Promissory Note entered into on May 16, 2023 and deposited $1,000,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of this filing the Extension Promissory Note had a balance of $3,000,000 with $6,000,000 available for withdrawal.

On July 22, 2023, the Company entered into an agreement with an advisor to provide a fairness opinion on the perspective Business Combination as described below. Fees for the engagement will be $850,000, with a non-refundable retainer of $50,000 payable upon execution of this Agreement, $250,000 payable upon Duff & Phelps informing the Company that it is prepared to deliver the Opinion, and $550,000 payable upon closing of the Initial Business Combination. No portion of these fees is refundable or contingent upon the conclusion reached in the opinion.

On August 1, 2023, the Company entered into the Merger Agreement by and among the Company, Pubco, Merger Sub, CorpAcq and certain shareholders of CorpAcq. Pursuant to the Merger Agreement, the parties thereto intend to enter into a business combination transaction pursuant to which certain shareholders of CorpAcq will contribute their interests in CorpAcq to Pubco and Merger Sub will merge with and into the Company, with the Company being the surviving entity in the merger.

The proposed merger is expected to be consummated after the required approval by the stockholders of the Company and the satisfaction of certain other conditions summarized below.

The total consideration  to be paid to the shareholders of CorpAcq will be equal to the sum of:

●	an amount in U.S. Dollars (the “Closing Seller Cash Consideration”) equal to the sum of (a) all available cash and cash equivalents of the Company and its subsidiaries, including all amounts in the trust account of the Company (after reduction for the aggregate amount of payments required to be made in connection with the CCVII Stockholder Redemption (defined in the Merger Agreement)), plus the CCVII Facilitated Financing Amount (as defined in the Merger Agreement), if any, in each case calculated as of immediately prior to closing and without giving effect to the Delayed Financing Amount (as defined in the Merger Agreement) minus (b) the aggregate amount of the CorpAcq Transaction Expenses and CCVII Transaction Expenses (each, as defined in the Merger Agreement), minus (c) an amount in cash equal to the amount required to fully redeem all of the preferred shares of CorpAcq outstanding immediately prior to closing, minus (d) an amount equal to $128,600,000 minus the CorpAcq Holder Facilitated Financing Amount (defined in the Merger Agreement), if any (clauses (a) - (d), collectively, the “Closing Seller Preliminary Cash Consideration”), minus (e) 99.99% of the amount by which the Closing Seller Preliminary Cash Consideration exceeds $257,200,000 (or such lesser amount as indicated by CorpAcq); plus

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

●	a number of ordinary shares of Pubco (“Pubco Ordinary Shares”) equal to (a) a number of shares (rounded down to the nearest whole share) equal to (i) $803,822,000, minus the Closing Seller Cash Consideration, divided by (ii) $10.00, and (b) if the “Delivered Capital Adjustment Amount” (defined in the Sponsor Agreement to be an amount equal to (x) 12.5% multiplied by (y) (1) the Delivered Capital Amount (as defined in the Merger Agreement), minus (2) $592,000,000), is a negative number, plus a number of Pubco Ordinary Shares (rounded down to the nearest whole share) (the “Incremental Share Consideration”) equal to (i) the absolute value of the Delivered Capital Adjustment Amount (as defined in the Merger Agreement), divided by (ii) $10.00, multiplied by (iii) 50%; plus
●	15,000,000 class C-2 ordinary shares in Pubco, which shall have terms substantially equivalent to those set forth on Exhibit A of the Merger Agreement; plus
●	the Pubco Ordinary Shares which constitute: (a) a number of Pubco Ordinary Shares equal to the Incremental Share Consideration (the “Incremental Earnout Shares”) and (b) an aggregate amount of Pubco Ordinary Shares equal to (i) 15,000,000 minus (ii) the Specified Sponsor Retained Share Amount (as defined in the Sponsor Agreement) and as may be adjusted pursuant the Sponsor Agreement (the “Base Earnout Shares”); provided that no Incremental Earnout Shares shall be issued at Closing and only 11,000,000 Base Earnout Shares shall be issued at Closing and, instead of a right to any additional Incremental Earnout Shares or Base Earnout Shares at Closing, the shareholders of CorpAcq party to the Merger Agreement shall have the contingent right to receive any remaining Incremental Earnout Shares or Base Earnout Shares, as applicable, from the Pubco within five (5) days following the final calculation of the Delayed Financing Amount pursuant to the Sponsor Agreement. The Incremental Earnout Shares and the Base Earnout Shares will be unvested upon issuance and will be subject to the same vesting and forfeiture provisions and voting and dividend rights as are described below in respect of the Sponsor’s Base Vesting Shares and Earn-Out Vesting Shares, respectively.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

Sponsor Agreement

In connection with the execution of the Merger Agreement, the Company amended and restated in its entirety that certain letter, dated February 11, 2021, from the Sponsor and each of the individuals party thereto, each of whom is a member of the Company’s board of directors and/or management team (each, an “Insider” and collectively, the “Insiders”) to the Company (the “Support Agreement”), pursuant to which among other things, each of the Sponsor and the Insiders agreed (i) to vote any of such Insider’s shares of common stock (1) in favor of the approval and adoption of the Merger Agreement and approval of the related transactions and all other CCVII Stockholder Matters (as defined in the Sponsor Agreement) and (2) against certain other matters, (ii) not to redeem any of such Insider’s shares of common stock in connection with the CCVII Stockholder Redemption, (iii) to take all actions to consummate the Merger, the other Transactions and the matters contemplated by the Merger Agreement and the Sponsor Agreement and be bound by and comply with Sections 9.04 (Exclusivity) and 9.06 (Confidentiality; Publicity) of the Merger Agreement, (iv) not to enter into, modify or amend any contract between or among the Sponsor, any Insider, anyone related by blood, marriage or adoption to any Insider or any affiliate of any such person (other than the Company or any of its subsidiaries), on the one hand, and the Company or any of its subsidiaries, on the other hand, that would contradict, limit, restrict or impair (1) any party’s ability to perform or satisfy any obligation under the Sponsor Agreement or (2) Pubco’s, Bermuda Co’s, the Company’s or Merger Sub’s ability to perform or satisfy any of its obligations under the Merger Agreement, and (v) to be bound to certain other obligations as described therein.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target for our business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $6,211,341, which consisted of interest earned on marketable securities held in the Trust Account of $11,855,977, offset by provision for income taxes of $3,087,466, change in fair value of warrant liabilities of $1,204,000 and operating costs of $1,353,170.

For the six months ended June 30, 2023, we had net income of $10,546,834, which consisted of interest earned on marketable securities held in the Trust Account of $24,446,003, offset by provision for income taxes of $6,010,936, change in fair value of warrant liabilities of $5,418,000 and operating costs of $2,470,233.

For the three months ended June 30, 2022, we had net income of $15,795,253, which consisted of a change in fair value of warrant liabilities of $15,050,000 and interest earned on marketable securities held in the Trust Account of $1,941,301, offset by operating costs of $555,701, provision for income taxes of $292,172 and an unrealized loss on marketable securities held in our Trust Account of $348,175.

For the six months ended June 30, 2022, we had net income of $39,875,576, which consisted of a change in fair value of warrant liabilities of $39,456,000 and interest earned on marketable securities held in the Trust Account of $2,289,893, offset by operating costs of $1,270,205, provision for income taxes of $292,172 and an unrealized loss on marketable securities held in our Trust Account of $307,940.

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

As of June 30, 2023, we had cash held in the Trust Account of $599,064,139. Interest income on the balance in the Trust Account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). During the three and six months ended June 30, 2023, the Company withdrew $9,088,297 from the Trust Account to pay franchise taxes and income taxes, $1,000,000 for working capital purposes and $816,281,045 in connection with redemptions.

For the six months ended June 30, 2023, cash used in operating activities was $10,845,552. Net income of $10,546,834 was affected by a change in fair value of warrant liabilities of $5,418,000, interest earned on marketable securities held in the Trust Account of $24,446,003, and deferred tax provision of $836,312. Changes in operating assets and liabilities used $1,528,071 of cash for operating activities.

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

As of June 30, 2023, we had cash of $3,478,133. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

To mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), all funds in the trust account are held and will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. As a result, we will receive minimal interest, if any, on the funds held in the Trust Account.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of June 30, 2023, the Company has made a full withdrawal for 2023 from the Trust Account of $1,000,000 for working capital purposes.

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of June 30, 2023, the Extension Promissory Note had a balance of $2,000,000 with $7,000,000 available for withdrawal.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern, the Company has until February 17, 2024 or such earlier date as determined by the board of directors to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2024 or such earlier date as determined by the board of directors. The Company intends to complete a Business Combination by February 17, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income per share of common stock as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, an aggregate of $1,380,000,000 was placed in the Trust Account. On May 11, 2023, the stockholders of the Company approved the Charter Amendment. The Charter Amendment was filed with the Secretary of State of the State of Delaware and 79,983,929 shares of Class A Common Stock were redeemed, resulting in the payment of $816,281,045 from the Trust Account.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In the second quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of August 1, 2023, by and among the Company, Polaris Pubco Plc, NorthSky Merger Sub, Inc., CorpAcq Holdings Limited and the sellers party thereto (incorporated by reference to the Exhibit 2.1 filed with the Company’s current report on Form 8-K filed by the registrant on August 7, 2023)

3.1

Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the registrant on May 16, 2023)

10.1

Promissory Note, dated as of May 16, 2023, by and between Churchill Capital Corp VII and Churchill Sponsor VII LLC (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the registrant on May 16, 2023)

10.2

Amended and Restated Sponsor Agreement, dated as of August 1, 2023, by and among Churchill Sponsor VII LLC and each of the insiders party thereto (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the registrant on August 7, 2023)

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

CHURCHILL CAPITAL CORP VII

Date: August 9, 2023	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
Date: August 9, 2023
	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)