Form 10-Q
period 2023-09-30
Churchill Capital Corp VII
filed 2023-11-09
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 9, 2023, there were 58,016,071 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CHURCHILL CAPITAL CORP VII

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VII

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$2,051,985	$4,235,388
Prepaid expenses	365,414	161,941
Total current assets	2,417,399	4,397,329

Cash and marketable securities held in Trust Account	605,878,613	1,398,987,478
TOTAL ASSETS	$608,296,012	$1,403,384,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,379,463	$281,977
Income taxes payable	2,091,079	3,332,481
Excise tax liability	8,162,810	—
Extension Promissory Note - related party	5,000,000	—
Total current liabilities	17,633,352	3,614,458

Deferred tax liability	—	836,312
Deferred legal fee	27,119	54,026
Warrant liabilities	18,662,000	3,010,000
Deferred underwriting fee payable	48,300,000	48,300,000
TOTAL LIABILITIES	84,622,471	55,814,796

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, 58,016,071 and 138,000,000 shares at redemption value of approximately $10.42 and $10.11 as of September 30, 2023 and December 31, 2022, respectively	604,395,658	1,394,751,969

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 34,500,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	3,450	3,450
Additional paid-in capital	—	—
Accumulated deficit	(80,725,567)	(47,185,408)
TOTAL STOCKHOLDERS’ DEFICIT	(80,722,117)	(47,181,958)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$608,296,012	$1,403,384,807

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating costs	$3,404,783	$510,963	$5,875,016	$1,781,168
Loss from operations	(3,404,783)	(510,963)	(5,875,016)	(1,781,168)

Other income (expense):
Change in fair value of Warrant Liabilities	(10,234,000)	12,642,000	(15,652,000)	52,098,000
Interest earned on marketable securities held in Trust Account	7,769,263	6,498,615	32,215,266	8,788,508
Unrealized gain (loss) on marketable securities held in Trust Account	—	156,620	—	(151,320)
Other income (expense), net	(2,464,737)	19,297,235	16,563,266	60,735,188

(Loss) income before provision for income taxes	(5,869,520)	18,786,272	10,688,250	58,954,020
Provision for income taxes	(4,129,929)	(1,493,896)	(10,140,865)	(1,786,068)
Net (loss) income	$(9,999,449)	$17,292,376	$547,385	$57,167,952

Basic and diluted weighted average shares outstanding, Class A common stock	58,016,071	138,000,000	98,008,036	138,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.11)	$0.10	$0.00	$0.33

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.11)	$0.10	$0.00	$0.33

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	34,500,000	$3,450	$—	$(47,185,408)	$(47,181,958)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(8,615,803)	(8,615,803)

Net income	—	—	—	—	—	4,335,493	4,335,493

Balance — March 31, 2023	—	—	34,500,000	3,450	—	(51,465,718)	(51,462,268)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(10,719,597)	(10,719,597)

Excise tax imposed on common stock redemptions	—	—	—	—	—	(8,162,810)	(8,162,810)

Net income	—	—	—	—	—	6,211,341	6,211,341

Balance — June 30, 2023	—	—	34,500,000	3,450	—	(64,136,784)	(64,133,334)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(6,589,334)	(6,589,334)

Net loss	—	—	—	—	—	(9,999,449)	(9,999,449)

Balance – September 30, 2023	—	$—	34,500,000	$3,450	$—	$(80,725,567)	$(80,722,117)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	34,500,000	$3,450	$—	$(103,484,058)	$(103,480,608)

Net income	—	—	—	—	—	24,080,323	24,080,323

Balance — March 31, 2022	—	—	34,500,000	3,450	—	(79,403,735)	(79,400,285)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(697,207)	(697,207)

Net income	—	—	—	—	—	15,795,253	15,795,253

Balance — June 30, 2022	—	—	34,500,000	3,450	—	(64,305,689)	(64,302,239)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(5,111,339)	(5,111,339)

Net income	—	—	—	—	—	17,292,376	17,292,376

Balance – September 30, 2022	—	$—	34,500,000	$3,450	$—	$(52,124,652)	$(52,121,202)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$547,385	$57,167,952
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on funds held in Trust Account	(32,215,266)	(8,788,508)
Unrealized loss on marketable securities held in Trust Account	—	151,320
Change in fair value of Warrant Liabilities	15,652,000	(52,098,000)
Deferred tax provision	(836,312)	—
Changes in operating assets and liabilities:
Prepaid expenses	(203,473)	697,485
Accrued expenses	2,070,579	161,936
Income taxes payable	(1,241,402)	1,761,827
Net cash used in operating activities	(16,226,489)	(945,988)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(5,000,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	13,043,086	—
Cash withdrawn from Trust Account for working capital purposes	1,000,000	—
Cash withdrawn from Trust Account in connection with redemption	816,281,045	—
Net cash provided by investing activities	825,324,131	—

Cash Flows from Financing Activities:
Proceeds from Extension Promissory Note - related party	5,000,000	—
Redemptions of common stock	(816,281,045)	—
Net cash used in financing activities	(811,281,045)	—

Net Change in Cash	(2,183,403)	(945,988)
Cash — Beginning	4,235,388	4,155,162
Cash — Ending	$2,051,985	$3,209,174

Supplemental cash flow information:
Cash paid for income taxes	$12,217,493	$26,204

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$25,924,734	$5,808,546
Excise tax liability accrued for common stock redemptions	$8,162,810	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and completing its initial business combination with CorpAcq Group Plc. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

To mitigate the risk of the Company being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act), all funds in the trust account are held and will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. Furthermore, such cash (which may include demand deposit accounts) is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we have only placed our trust account deposits with JPMorgan Chase Bank N.A., only a small portion of the funds in our trust account will be guaranteed by the FDIC.

On May 11, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on May 16, 2023, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on May 16, 2023 and 79,983,929 shares of Class A Common Stock were redeemed, resulting in the payment of $816,281,045 from the Trust Account.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

On August 1, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Polaris Pubco Plc (now known as CorpAcq Group Plc), a public limited company incorporated under the laws of England and Wales (“Pubco”), NorthSky Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Pubco (“Merger Sub”), CorpAcq Holdings Limited, a private limited company incorporated under the laws of England and Wales (“CorpAcq”) and certain shareholders of CorpAcq (see Note 6).

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Liquidity and Going Concern

As of September 30, 2023, we had cash of $2,051,985. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. During the nine months ended September 30, 2023, the Company withdrew $830,324,131 from the Trust Account to pay tax obligations, fund working capital requirements and redemptions.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of September 30, 2023, the Company has made a full withdrawal for 2023 of $1,000,000.

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of September 30, 2023, the Extension Promissory Note had a balance of $5,000,000 with $4,000,000 available for withdrawal.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Risks and Uncertainties

We continue to evaluate the impact of increases in inflation and rising interest rates, financial market instability, including the recent bank failures, the potential government shutdown, the lingering effects of the COVID-19 pandemic and certain geopolitical events, including the wars in Ukraine and the surrounding region and between Israel and Hamas. We have concluded that while it is reasonably possible that the risks and uncertainties related to or resulting from these events could have a negative effect on our financial position, results of operations and/or ability to complete an initial Business Combination, we cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. However, to mitigate this uncertainty, funds held in the trust account will not be used to pay for excise tax liabilities with respect to redemptions of the Class A common stock in connection with an extension of the completion window, a business combination or our liquidation.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 17, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Cash and Marketable Securities Held in the Trust Account

As of September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. During the nine months ended September 30, 2023, the Company withdrew an amount of $830,324,131 to pay franchise and income tax obligations, working capital purposes and redemptions. During the year ended December 31, 2022, the Company withdrew from the Trust Account $379,000 to pay franchise and income taxes and $1,000,000 for working capital purposes paid from the Trust Account. As of September 30, 2023, all trust account funds were held as cash in a demand deposit account that accrues interest monthly. As of December 31, 2022, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

As of September 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	(27,048,000)
Class A common stock issuance costs	(72,128,480)
Plus:
Remeasurement of carrying value to redemption value	99,176,480
Class A common stock subject to possible redemption as of December 31, 2021	1,380,000,000
Plus:
Remeasurement of carrying value to redemption value	14,751,969
Class A common stock subject to possible redemption as of December 31, 2022	1,394,751,969
Less:
Redemptions	(816,281,045)
Plus:
Remeasurement of carrying value to redemption value	25,924,734
Class A common stock subject to possible redemption as of September 30, 2023	$604,395,658

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (70.36)% and 7.95% for the three months ended September 30, 2023 and 2022, respectively, and 94.88% and 3.03% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value of warrant liability and the valuation allowance on the deferred tax assets.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income per Share of Common Stock

Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net (loss) income per share of common stock as the redemption value approximates fair value.

The calculation of diluted net (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net (loss) income per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income	$(6,270,573)	$(3,728,876)	$13,833,901	$3,458,475	$404,867	$142,518	$45,734,362	$11,433,590
Denominator:
Basic and diluted weighted average shares outstanding	58,016,071	34,500,000	138,000,000	34,500,000	98,008,036	34,500,000	138,000,000	34,500,000
Basic and diluted net (loss) income per share of common stock	$(0.11)	$(0.11)	$0.10	$0.10	$0.00	$0.00	$0.33	$0.33

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceeds the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $50,000 per month for office space and administrative and support services. For the three and nine months ended September 30, 2023, the Company incurred and paid $150,000 and $450,000 of such fees, respectively. For the three and nine months ended September 30, 2022, the Company incurred and paid $150,000 and $450,000 of such fees, respectively.

Advisory Fee

The Company may engage M. Klein and Company, LLC, an affiliate of the Sponsor, or another affiliate of the Sponsor, as its lead financial advisor in connection with a Business Combination and may pay such affiliate a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions. There were no fees incurred for the three and nine months ended September 30, 2023 and 2022.

Promissory Note—Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2023 and December 31, 2022, there is no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of September 30, 2023 and December 31, 2022.

Extension Promissory Note—Related Party

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. As of September 30, 2023, the Extension Promissory Note had a balance of $5,000,000 with $4,000,000 available for withdrawal.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The total consideration to be paid to the shareholders of CorpAcq will be equal to the sum of:

●	an amount in U.S. Dollars (the “Closing Seller Cash Consideration”) equal to the sum of (a) all available cash and cash equivalents of the Company and its subsidiaries, including all amounts in the trust account of the Company (after reduction for the aggregate amount of payments required to be made in connection with the CCVII Stockholder Redemption (defined in the Merger Agreement)), plus the CCVII Facilitated Financing Amount (as defined in the Merger Agreement), if any, in each case calculated as of immediately prior to closing and without giving effect to the Delayed Financing Amount (as defined in the Merger Agreement) minus (b) the aggregate amount of the CorpAcq Transaction Expenses and CCVII Transaction Expenses (each, as defined in the Merger Agreement), minus (c) an amount in cash equal to the amount required to fully redeem all of the preferred shares of CorpAcq outstanding immediately prior to closing, minus (d) an amount equal to $128,600,000 minus the CorpAcq Holder Facilitated Financing Amount (defined in the Merger Agreement), if any (clauses (a) - (d), collectively, the “Closing Seller Preliminary Cash Consideration”), minus (e) 99.99% of the amount by which the Closing Seller Preliminary Cash Consideration exceeds $257,200,000 (or such lesser amount as indicated by CorpAcq); plus
●	a number of ordinary shares of Pubco (“Pubco Ordinary Shares”) equal to (a) a number of shares (rounded down to the nearest whole share) equal to (i) $803,822,000, minus the Closing Seller Cash Consideration, divided by (ii) $10.00, and (b) if the “Delivered Capital Adjustment Amount” (defined in the Sponsor Agreement to be an amount equal to (x) 12.5% multiplied by (y) (1) the Delivered Capital Amount (as defined in the Merger Agreement), minus (2) $592,000,000), is a negative number, plus a number of Pubco Ordinary Shares (rounded down to the nearest whole share) (the “Incremental Share Consideration”) equal to (i) the absolute value of the Delivered Capital Adjustment Amount (as defined in the Merger Agreement), divided by (ii) $10.00, multiplied by (iii) 50%; plus
●	15,000,000 class C-2 ordinary shares in Pubco, which shall have terms substantially equivalent to those set forth on Exhibit A of the Merger Agreement; plus
●	the Pubco Ordinary Shares which constitute: (a) a number of Pubco Ordinary Shares equal to the Incremental Share Consideration (the “Incremental Earnout Shares”) and (b) an aggregate amount of Pubco Ordinary Shares equal to (i) 15,000,000 minus (ii) the Specified Sponsor Retained Share Amount (as defined in the Sponsor Agreement) and as may be adjusted pursuant the Sponsor Agreement (the “Base Earnout Shares”); provided that no Incremental Earnout Shares shall be issued at Closing and only 11,000,000 Base Earnout Shares shall be issued at Closing and, instead of a right to any additional Incremental Earnout Shares or Base Earnout Shares at Closing, the shareholders of CorpAcq party to the Merger Agreement shall have the contingent right to receive any remaining Incremental Earnout Shares or Base Earnout Shares, as applicable, from the Pubco within five (5) days following the final calculation of the Delayed Financing Amount pursuant to the Sponsor Agreement. The Incremental Earnout Shares and the Base Earnout Shares will be unvested upon issuance and will be subject to the same vesting and forfeiture provisions and voting and dividend rights as are described below in respect of the Sponsor’s Base Vesting Shares and Earn-Out Vesting Shares, respectively. Upon vesting and prior to redemption in exchange for Post-Combination Company Ordinary A1 Shares, the Incremental Earn Out Shares shall be entitled to receive an additional catchup payment such that each holder receives an amount that would have been paid out on those shares since issue as if they had the same economic rights as the Post-Combination Company Ordinary A1 Shares during that period.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

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

Registration Rights

Pursuant to a registration rights agreement entered into on February 11, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders of these securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

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

Excise Tax

In connection with the vote to approve the Charter Amendment, holders of 79,983,929 shares of Class A Common Stock properly exercised their right to redeem their shares of Class A Common Stock for an aggregate redemption amount of $816,281,045. As such, the Company has recorded a 1% excise tax liability in the amount of $8,162,810 on the condensed balance sheets as of September 30, 2023. The liability does not impact the condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset within the same taxable year which will be evaluated and adjusted in the period in which the issuances occur.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Due Diligence and Legal Fees

As of September 30, 2023, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $10,257,805. These contingent fees are not reflected in the Company’s financial statements.

Legal Fees

As of September 30, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $27,119. For the three and nine months ended September 30, 2023, the Company recorded an expense of $0 and a reduction of $26,907 of such fees, respectively. For the three and nine months ended September 30, 2022, the Company recorded $0 and $9,634 of such fees, respectively. These fees are reflected on the Company’s condensed balance sheets in deferred legal fees.

Fairness Opinion

On July 22, 2023, the Company entered into an agreement with an advisor to provide a fairness opinion on the perspective Business Combination as described above. Fees for the engagement will be $850,000, with a non-refundable retainer of $50,000 payable upon execution of this Agreement, $250,000 payable upon the advisor informing the Company that it is prepared to deliver the Opinion, and $550,000 payable upon closing of the Initial Business Combination. As of September 30, 2023, the Company has paid the $50,000 retainer, received the report, and paid the $250,000. As of September 30, 2023, $550,000 is due upon the completion of a Business Combination and is included within the $10,257,805 of contingent fees and not reflected in the Company’s financial statements.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 58,016,071 and 138,000,000 shares of Class A common stock issued and outstanding, respectively, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 34,500,000 shares of Class B common stock issued and outstanding.

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

SEPTEMBER 30, 2023

(UNAUDITED)

or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination.

NOTE 8. WARRANT LIABILITIES

As of September 30, 2023 and December 31, 2022, there were 27,600,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, there were 32,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,		December 31,
Description	Level	2023	Level	2022
Assets:
Marketable securities held in Trust Account	1	$—	1	$1,398,987,478

Liabilities:
Warrant liability- Public Warrants	1	8,556,000	1	1,380,000
Warrant liability- Private Placement Warrants	2	10,106,000	2	1,630,000

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 to a Level 2 fair value measurement during the year ended December 31, 2022 was $4,564,000. There were no transfers during the three and nine months ended September 30, 2023.

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

On October 17, 2023, the Company borrowed $1,000,000 in connection with the Extension Promissory Note entered into on May 16, 2023 and deposited $1,000,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of this filing the Extension Promissory Note had a balance of $6,000,000 with $3,000,000 available for withdrawal.

In November 2023, the Company received letters from BofA Securities, Inc. (“BofA”), Goldman Sachs & Co. LLC (“Goldman Sachs”), and J.P. Morgan Securities LLC (“J.P. Morgan”), waiving their rights to their portion of the deferred underwriting fee. In aggregate, the underwriting fees waived total approximately $30.4 million dollars.

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

Recent Developments

Business Combination

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
●	a number of ordinary shares of Pubco (“Pubco Ordinary Shares”) equal to (a) a number of shares (rounded down to the nearest whole share) equal to (i) $803,822,000, minus the Closing Seller Cash Consideration, divided by (ii) $10.00, and (b) if the “Delivered Capital Adjustment Amount” (defined in the Sponsor Agreement to be an amount equal to (x) 12.5% multiplied by (y) (1) the Delivered Capital Amount (as defined in the Merger Agreement), minus (2) $592,000,000), is a negative number, plus a number of Pubco Ordinary Shares (rounded down to the nearest whole share) (the “Incremental Share Consideration”) equal to (i) the absolute value of the Delivered Capital Adjustment Amount (as defined in the Merger Agreement), divided by (ii) $10.00, multiplied by (iii) 50%; plus
●	15,000,000 class C-2 ordinary shares in Pubco, which shall have terms substantially equivalent to those set forth on Exhibit A of the Merger Agreement; plus
●	the Pubco Ordinary Shares which constitute: (a) a number of Pubco Ordinary Shares equal to the Incremental Share Consideration (the “Incremental Earnout Shares”) and (b) an aggregate amount of Pubco Ordinary Shares equal to (i) 15,000,000 minus (ii) the Specified Sponsor Retained Share Amount (as defined in the Sponsor Agreement) and as may be adjusted pursuant the Sponsor Agreement (the “Base Earnout Shares”); provided that no Incremental Earnout Shares shall be issued at Closing and only 11,000,000 Base Earnout Shares shall be issued at Closing and, instead of a right to any additional Incremental Earnout Shares or Base Earnout Shares at Closing, the shareholders of CorpAcq party to the Merger Agreement shall have the contingent right to receive any remaining Incremental Earnout Shares or Base Earnout Shares, as applicable, from the Pubco within five (5) days following the final calculation of the Delayed Financing Amount pursuant to the Sponsor Agreement. The Incremental Earnout Shares and the Base Earnout Shares will be unvested upon issuance and will be subject to the same vesting and forfeiture provisions and voting and dividend rights as are described below in respect of the Sponsor’s Base Vesting Shares and Earn-Out Vesting Shares, respectively. Upon vesting and prior to redemption in exchange for Post-Combination Company Ordinary A1 Shares, the Incremental Earn Out Shares shall be entitled to receive an additional catchup payment such that each holder receives an amount that would have been paid out on those shares since issue as if they had the same economic rights as the Post-Combination Company Ordinary A1 Shares during that period.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target for our business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $9,999,449, which consisted of change in fair value of warrant liabilities of $10,234,000, provision for income taxes of $4,129,929 and operating costs of $3,404,783, partially offset by interest earned on marketable securities held in the Trust Account of $7,769,263.

For the three months ended September 30, 2022, we had net income of $17,292,376, which consists of a change in fair value of warrant liabilities of $12,642,000, an unrealized gain on marketable securities held in our Trust Account of $156,620 and interest earned on marketable securities held in the Trust Account of $6,498,615, partially offset by provision for income taxes of $1,493,896 and operating costs of $510,963.

For the nine months ended September 30, 2023, we had net income of $547,385, which consisted of interest earned on marketable securities held in the Trust Account of $32,215,266, partially offset by change in fair value of warrant liabilities of $15,652,000, provision for income taxes of $10,140,865, and operating costs of $5,875,016.

For the nine months ended September 30, 2022, we had net income of $57,167,952, which consists of a change in fair value of warrant liabilities of $52,098,000 and interest earned on marketable securities held in the Trust Account of $8,788,508, partially offset operating costs of $1,781,168, provision for income taxes of $1,786,068 and an unrealized loss on marketable securities held in our Trust Account of $151,320.

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

As of September 30, 2023, we had cash held in the Trust Account of $605,878,613. Interest income on the balance in the Trust Account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). During the nine months ended September 30, 2023, the Company withdrew $13,043,086 from the Trust Account to pay franchise taxes and income taxes, $1,000,000 for working capital purposes and $816,281,045 in connection with redemptions.

For the nine months ended September 30, 2023, cash used in operating activities was $16,226,489. Net income of $547,385 was affected by a change in fair value of warrant liabilities of $15,652,000, interest earned on marketable securities held in the Trust Account of $32,215,266, and deferred tax provision of $836,312. Changes in operating assets and liabilities used $625,704 of cash for operating activities.

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

In February 2023, we instructed the trustee with respect to the trust account to redeem the marketable securities held in the trust account and thereafter to hold all funds in the trust account in cash. As a result, we will continue to receive interest on the funds held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023, we had cash of $2,051,985. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

To mitigate the risk of being viewed as operating an unregistered investment company (including pursuant to the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940), all funds in the trust account are held and will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation. As a result, we receive interest on the funds held in the Trust Account.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of September 30, 2023, the Company has made a full withdrawal for 2023 from the Trust Account of $1,000,000 for working capital purposes.

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the Extension Amendment Proposal. Such contributions are made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) February 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. In each of July 2023, August 2023 and September 2023, the Company borrowed $1,000,000 in connection with the Extension Promissory Note and deposited $1,000,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of September 30, 2023, the Extension Promissory Note had a balance of $5,000,000 with $4,000,000 available for withdrawal.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net (loss) income per share of common stock as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In the third quarter of 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of August 1, 2023, by and among the Company, Polaris Pubco Plc, NorthSky Merger Sub, Inc., CorpAcq Holdings Limited and the sellers party thereto (incorporated by reference to the Exhibit 2.1 filed with the Company’s current report on Form 8-K filed by the registrant on August 7, 2023)

10.1

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

CHURCHILL CAPITAL CORP VII

Date: November 9, 2023	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
Date: November 9, 2023
	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)