Form 10-K
period 2023-12-31
Churchill Capital Corp VII
filed 2024-04-01
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (212) 380-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fifth of one warrant	CVIIU	The Nasdaq Stock Market LLC
Shares of Class A common stock	CVII	The Nasdaq Stock Market LLC
Warrants	CVII WS	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2023, was $448,426,157.

As of April 1, 2024, there were 57,064,261 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

PART I

References in this Annual Report to “we,” “us,” the “Company,” “company” or “our company” are to Churchill Capital Corp VII, a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to Churchill Sponsor VII LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1.Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On August 1, 2023, the Company entered into the Merger Agreement (as defined below) by and among the Company, Pubco, Merger Sub, CorpAcq (each as defined below) and certain shareholders of CorpAcq. Pursuant to the Merger Agreement, the Merger Sub will merge with and into the Company, with the Company being the surviving entity in the merger. Please see “ — 2023 and 2024 Developments” for additional information. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our founder, Michael Klein, is also the founder and managing partner of M. Klein and Company, LLC (together with its affiliates, “M. Klein and Company”), which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 37 year career, including more than two decades at Citigroup Inc. (“Citi”) and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Brothers and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for Global Corporate and Investment Banking and Global Transaction Services across Citi. In his role as Co- CEO, he was responsible for all relationship, advisory, underwriting, and capital markets issuance activity.

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

On April 2, 2021, we announced that, commencing April 5, 2021, holders of the 138,000,000 units sold in the IPO may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated trade on the Nasdaq Global Market (“Nasdaq”) under the symbol “CVIIU” and the shares of Class A common stock and warrants that were separated trade under the symbols “CVII” and “CVIIW,” respectively.

2023 and 2024 Developments

On August 1, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Polaris Pubco Plc (now known as CorpAcq Group Plc), a public limited company incorporated under the laws of England and Wales (“Pubco”), NorthSky Merger Sub, Inc., a Delaware corporation and direct, wholly owned subsidiary of Pubco (“Merger Sub”), CorpAcq Holdings Limited, a private limited company incorporated under the laws of England and Wales (“CorpAcq”) and certain shareholders of CorpAcq. Pursuant to the Merger Agreement, the parties thereto intend to enter into a business combination transaction pursuant to which certain shareholders of CorpAcq will contribute their interests in CorpAcq to Pubco and Merger Sub will merge with and into the Company, with the Company being the surviving entity in the merger.

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

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement

At a special meeting of our stockholders held on May 11, 2023, our stockholders approved an amendment to our amended and restated charter to extend the date by which we must consummate an initial business combination from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Churchill Board). In connection with the initial extension, on May 16, 2023, our sponsor agreed to make monthly deposits directly to the trust account of $1,000,000 per month. Such contributions are made pursuant to a non-interest bearing unsecured promissory note (as amended, the “Extension Promissory Note”).

On February 5, 2024, we completed the voluntary transfer of the listing of our Class A common stock, units and warrants from the New York Stock Exchange (the “NYSE”) to Nasdaq. Our Class A common stock, units and warrants are currently traded on Nasdaq under the symbols “CVII,” “CVIIU” and “CVIIW,” respectively.

At a subsequent special meeting of our stockholders (the “February Extension Special Meeting”) held on February 8, 2024, our stockholders approved an amendment to our amended and restated charter to extend the date by which we must consummate an initial business combination from February 17, 2024 to August 17, 2024 (or such earlier date as determined by the Churchill Board) (such amendment, the “Extension”). The purpose of the Extension is to allow us additional time to complete our initial business combination. In connection with the February Extension Special Meeting, our stockholders approved an amendment to our charter to provide for the right of holders of founder shares to convert some or all of the founder shares into shares of our Class A common stock on a one-to-one basis at any time at the election of the holder.

On February 9, 2024, we and the sponsor amended the Extension Promissory Note issued by us to the sponsor on May 16, 2023, pursuant to which the sponsor has agreed to continue to make monthly deposits directly to the trust account of $1,000,000 million per month (each deposit, a “Contribution”).

Pursuant to the Extension Promissory Note, each contribution will be paid monthly beginning on May 17, 2023 and thereafter on the seventeenth day of each month (or if such seventeenth day is not a business day, on the business day immediately preceding such seventeenth day) until the earliest to occur of (i) August 15, 2024, (ii) the consummation of an initial business combination, and (iii) if an initial business combination is not consummated, the date on which our board of directors (determines, in its sole discretion, to liquidate the trust account. The Extension Promissory Note will mature on the earlier of (1) the date we consummate an initial business combination and (2) the date that the winding up of our company is effective (such date, the “Maturity Date”). The Extension Promissory Note does not bear any interest, and is repayable by us to the sponsor upon the Maturity Date. The Maturity Date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Extension Promissory Note). Any outstanding principal under the Extension Promissory Note may be prepaid at any time by us, at our election and without penalty.

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

Initial Business Combination

It is a requirement under our amended and restated certificate of incorporation that an initial business combination must occur with one or more operating businesses that together have a fair market value of at least 80% of the net assets held in the trust account (net of amounts disbursed as permitted withdrawals and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial business combination. As of August 1, 2023, the date of the execution of the Merger Agreement, the balance of the funds in the trust account was approximately $600.0 million (excluding up to $48.3 million of deferred underwriting commissions as of such date) and 80% thereof represents approximately $480.0 million. In reaching its conclusion on the 80% asset test, our board used as a fair market value the $803.8 million equity value for CorpAcq, which was implied based on the terms of the business combination agreed to by the parties in negotiating the Merger Agreement.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

Corporate Information

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

Financial Position

As of December 31, 2023, we had $594,061,727 of funds available for our business combination, assuming no further redemptions and after payment of up to $17,931,375 of deferred underwriting fees. In connection with the February Extension Special Meeting, 951,810 shares of Class A common stock were redeemed, resulting in the payment of approximately $10 million from the trust account. Based on redemptions in other recent SPAC initial business combinations, we may yet experience high levels of redemptions in connection with any vote on our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry or geographical area in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinized the management of the prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, in connection with a stockholder meeting called to approve the business combination.

Since stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In connection with the stockholder meeting called to approve of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

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

Limitation on redemption upon completion of our initial business combination in connection with seeking stockholder approval

Notwithstanding the foregoing, in connection with seeking stockholder approval of our initial business combination, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering stock certificates in connection with redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have up to two business days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. A final proxy statement will be mailed to public stockholders at least 10 days prior to the stockholder vote. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting set forth in our proxy materials. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until August 17, 2024 to complete our initial business combination (the period from the closing of the IPO until August 17, 2024, the “completion window”). If we are unable to complete our initial business combination by August 17, 2024 we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

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

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any permitted withdrawals or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.55 as of December 31, 2023. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Item 1A. Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2023, we had access to approximately $612.0 million in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. These provisions (other than amendments relating to the election and removal of directors, which require the approval of a majority of the Class B common stock then outstanding) cannot be amended without the approval of the holders of at least 65% of our common stock. Our initial stockholders, who collectively beneficially own 37.7% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and have the discretion to vote in any manner they choose. Prior to an initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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
●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to: (1) receive funds from the trust account; or (2) vote on any initial business combination;
●	although we have not entered, as of the time of this Annual Report, into a business combination with a target business that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we seek to complete our initial business combination with a company that is affiliated with M. Klein and Company, any of our Strategic and Operating Partners, our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that such a business combination is fair to our company from a financial point of view;
●	if required by applicable stock-exchange rules, our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting discount);
●	if our stockholders approve an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon such approval at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares; and
●	we will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors

Our sponsor is an affiliate of M. Klein and Company. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company or to other entities he owes a fiduciary duty. Mr. Klein had no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company and after he has satisfied his contractual and fiduciary obligations to other parties. As a result, M. Klein and Company’s clients may have competed with us for acquisition opportunities in the same industries and sectors as we targeted for our initial business combination. If any of them decided to pursue any such opportunity, we would have been precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company, including by Mr. Klein and other persons who may make decisions for the Company, may have been suitable both for us and for M. Klein and Company or any of its clients, and would have been directed initially to such persons rather than to us. None of Mr. Klein, M. Klein and Company or members of our management team who are also employed by M. Klein and Company had any obligation to present us with any opportunity for a potential business combination of which they became aware unless it was offered to them solely in their capacity as a director or officer of the Company and after they had satisfied their contractual and fiduciary obligations to other parties.

In addition, Mr. Klein and M. Klein and Company may have sponsored or formed other blank check companies similar to ours, including during the period in which we were seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target. In particular M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021, and Churchill Capital Corp IX, a blank check company incorporated as a Cayman Islands exempted company that is in the process of completing its initial public offering as of the date of this report. AltC Acquisition Corp., like us, is able to pursue initial business combination targets in any businesses or industries and has until July 12, 2024 to do so (absent an extension in accordance with its charter). Any such companies, including AltC Acquisition Corp. and Churchill Capital Corp IX, may have presented or may present, as applicable, additional conflicts of interest in pursuing an acquisition target and may present additional conflicts of interest in completing our initial business combination. In addition, Mr. Klein, our Chief Executive Officer, is Chief Executive Officer of Churchill Capital Corp IX, Mr. Taragin, our Chief Financial Officer, is Chief Financial Officer of M. Klein and Company, AltC Acquisition Corp and Churchill Capital Corp IX and Stephen Murphy, one of our directors, is a director nominee of Churchill Capital Corp IX.

The potential conflicts described above may limit our ability to complete a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict.

There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the Company and investors will not arise.

Limitations on Our Access to Investment Opportunities Sourced by M. Klein and Company

M. Klein and Company may have competed with us for acquisition opportunities that we targeted for our initial business combination. If M. Klein and Company decided to pursue any such opportunity or determined in its sole discretion not to offer such opportunity to us, we may have been precluded from procuring such opportunities. In addition, investment ideas generated within M. Klein and Company or by persons who may make decisions for us may have been suitable for both us and for M. Klein and Company may have been directed to M. Klein and Company or other third parties rather than to us. M. Klein and Company does not have any fiduciary, contractual or other obligations or duties to our company, including, without limitation, to present us with any opportunity for a potential business combination of which they become aware.

Our management team, in their other endeavors (including any affiliation they may have with M. Klein and Company), may have chosen or been required to present potential business combinations or other transactions to M. Klein and Company or third parties, before they presented such opportunities to us. Please see “Item 1A. Risk Factors — Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented” in Part I of this Annual Report.

Not All Members of Our Management Team are Independent of M. Klein and Company

Our management team is responsible for the management of our affairs. Mr. Klein is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has a fiduciary duty to M. Klein and Company, as well as to other entities in which he serves as a director or officer. As a result, Mr. Klein may have a duty to offer acquisition opportunities to clients of M. Klein and Company. Mr. Klein had no duty to offer acquisition opportunities to the Company unless presented to him in his capacity as an officer or director of the Company or to other entities he owes a fiduciary duty. Please see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” in Part III of this Annual Report for additional information regarding conflicts of interest relating to our management team.

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

Facilities

We currently maintain our executive offices at 640 Fifth Avenue, 12th Floor, New York, NY 10019. The cost for this space is included in the $50,000 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

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

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, risks associated with:

●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from concerns about the U.S. budget deficit, the debt ceiling and the credit rating of the United States, the conflict between Russia and Ukraine, the conflict between Israel and Hamas and related volatility in the financial markets;
●	our public shareholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that Nasdaq may delist our securities from trading on its exchange;
●	a 1% U.S. federal excise tax in connection with redemptions of our Class A common stock;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses that were available to us;
●	the issuance of additional Class A common stock in connection with a business combination that may dilute the interest of our shareholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;

●	our ability to redeem your unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers, and limiting our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or stockholders.

Risks Relating to Consummation of or Inability to Consummate an Initial Business Combination

Holders of our founder shares will participate in the vote for our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

In connection with our proposed initial business combination, holders of our founder shares will participate in the vote on such approval. Holders of our founder shares hold 37.7% of our common stock. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate. Please see “Item 1. Business — Manner of conducting redemptions” for additional information.

Our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our founder shares, we would need 11,282,131, or 19.8%, of the 57,064,261 public shares to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. Holders of our founder shares hold 37.7% of our common stock. Accordingly, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash and the stockholder vote regarding the approval of such business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time set forth in our proxy documents mailed to our public stockholders in which we describe our initial business combination and voting on such business combination.

The ability of our public stockholders to redeem their shares for cash may prevent us from completing the initial business combination.

The Merger Agreement has a minimum cash condition that requires as a closing condition that we have a certain amount of cash. If too many public stockholders exercise their redemption rights in connection with the business combination, we would not be able to meet such closing condition and, as a result, would not be able to consummate the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination or liquidate. If we are able to consummate the business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we entered into the Merger Agreement, we did not know how many stockholders may exercise their redemption rights and, therefore, we had to structure the transaction based on our expectations as to the number of shares that would be submitted for redemption. Since the Merger Agreement contains a minimum cash condition, we needed to reserve a portion of the cash in the trust account to meet such requirements or may need to arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In addition, the amount of deferred underwriting commissions payable to the underwriters is not required to be adjusted for any shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the business combination or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

Because the Merger Agreement contains a minimum cash condition, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

We may not be able to complete our initial business combination within the completion window, in which case we will cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders would only receive approximately $10.55 per share based on amounts in the trust account at December 31, 2023, or less than such amount in certain circumstances.

Pursuant to our amended and restated charter, we must consummate our initial business combination within the completion window. There can be no assurances that we will be able to complete the business combination or to find a suitable alternative target business within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Financial markets also may be adversely affected by current or anticipated military conflict, including the ongoing war between Russia and Ukraine, the ongoing conflict between Israel and Hamas, terrorism, sanctions or other geopolitical events globally, which could cause or continue to cause, as applicable, market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions, and adversely affect the global economy and financial markets leading to instability and lack of liquidity in capital markets. Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness, the war in Ukraine and subsequent actions could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination.

If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.55 per share (based on amounts in the trust account at December 31, 2023), or less than $10.00 per share in certain circumstances where a third party brings a claim against us that the sponsor is unable to indemnify (as described herein), on the redemption of their shares. Please see “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

If permitted withdrawals and other sources of working capital are insufficient, it could limit the amount available to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because of insufficient funds, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.55 per share (based on amounts in the trust account at December 31, 2023), or less in certain circumstances, and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

Our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

At any time prior to the stockholder special meeting in connection with the business combination, during a period when they are not then aware of any material nonpublic information regarding our public shares, our sponsor, directors, officers, advisors or any of their respective affiliates may (although they are under no obligation to do so) purchase public shares or public warrants from public stockholders in privately negotiated transactions or in the open market and separate from the redemption process in connection with the stockholder special meeting in connection with the business combination. Our sponsor, directors, officers, advisors or any of their respective affiliates will only make open market purchases to the extent the price per public share so acquired is no higher than the redemption price that would be available in connection with the redemption procedures described in the proxy statement/prospectus filed in connection with the stockholder special meeting. In addition, our sponsor, directors, officers, advisors or any of their respective affiliates will waive any redemption rights with respect to any public shares purchased in open market purchases and will not vote any public shares purchased in open market purchases in favor of the business combination proposal.

As of the date of this report, no such transactions have occurred nor are they planned to occur. However any such purchase arrangements might include, without limitation, that in the event shares are purchased in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Similarly, our sponsor, and our directors, officers or advisors or any of our respective affiliates may (although they are under no obligation to do so) enter into arrangements or contractual acknowledgements with public stockholders, including to (i) confirm that such stockholder, although still the record holder of public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights or (ii) protect such stockholders against potential loss in value of their shares, including through the granting of put options and the transfer to such stockholders of shares owned by our sponsor for nominal value.

The purposes of such purchases and arrangements would be to reduce the number of public shares that may be redeemed in connection with the stockholder special meeting, and to increase the likelihood of satisfaction of the requirements to consummate the business combination where it appears that such requirements would otherwise not be met, and may, in the case of purchases, include a business decision to increase such purchaser’s ownership of shares at an attractive price. If such purchases are made, the public “float” of our Class A common stock may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on Nasdaq or another national securities exchange or reducing the liquidity of the trading market for such securities.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for redeeming its shares, such shares may not be redeemed.

If a stockholder fails to receive our proxy materials, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

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

We believe that the funds available to us outside of the trust account, including permitted withdrawals and loans or additional investments from our sponsor, will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.55 per share (based on amounts in the trust account at December 31, 2023), or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors included herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that our due diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Our sponsor has agreed that it will indemnify us if and to the extent losses to which it may become subject as a result of any claims by a vendor (other than our independent public accountants) for services rendered or products sold to it, or a prospective target business with which it has entered into a transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per share of our Class A common stock or (ii) the actual amount per share of Class A common stock held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share of Class A common stock is then held in the trust account due to reductions in the value of the trust assets less a price per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of amounts withdrawn to fund our working capital requirements, subject to an annual limit of $1,000,000, and/or to pay our taxes. Such indemnification obligation (x) shall not apply to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) and (x) shall not apply to any claims under our indemnity of Citigroup Global Markets Inc. against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are our securities. We have not asked our sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per share of Class A common stock. In such event, we may not be able to consummate our initial business combination, and our public shareholders would receive such lesser amount per share in connection with any redemption of their shares of Class A common stock. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We may be subject to a 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

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

Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock, cash available with which to effectuate a business combination or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with an initial business combination will depend on a number of factors, including (i) the structure of the initial business combination, (ii) the fair market value of the redemptions and repurchases in connection with the initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or any other equity issuances within the same taxable year of the initial business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. However, to mitigate this uncertainty, any funds held in the trust account prior to the termination of such account, including any interest thereon, will not be used to pay for any excise tax liabilities with respect to any redemptions of our Class A common stock, prior to or in connection with an extension of the completion window, an initial business combination or our liquidation.

Changes in laws, regulations, or rules, or a failure to comply with any laws, regulations, or rules, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business, including its ability to consummate our initial business combination, investments and results of operations.

On January 24, 2024, the SEC adopted final rules (the “2024 SPAC Rules”) relating to, among other items, enhancing disclosures in initial business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; enhancing disclosure requirements related to projections, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increasing the potential liability of certain participants in proposed initial business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2024 SPAC Rules will become effective July 1, 2024. In the event our initial business combination has not been consummated by such date, such rules may materially adversely affect our ability to consummate our initial business combination and may increase the costs and time related thereto.

See also “—We may be subject to a 1% U.S. federal excise tax in connection with redemptions of our Class A Common stock” and “—If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.”

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

It is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock following such a transaction, and our warrants would expire worthless.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, from the time beginning with the consummation of our IPO, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments and by subsequently holding all funds in the trust account in cash, which may include demand deposit accounts (as described in the following paragraph), and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended) all funds in the trust account are held and will be held in cash (which may include demand deposit accounts) until the earlier of consummation of our business combination or liquidation. Furthermore, such cash (which may include demand deposit accounts) is held in bank accounts, which exceed federally insured limits as guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”). While we have only placed our trust account deposits with JPMorgan Chase Bank N.A., only a small portion of the funds in our trust account will be guaranteed by the FDIC.

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

As of December 31, 2023, we had access to approximately $594.1 million in the trust account that we may use to complete our initial business combination (which takes into account $17.9 million of deferred underwriting commissions being held in the trust account, does not take into account approximately $10 million from the trust account to redeem shares in connection with the February Extension Special Meeting and assumes no further redemptions, which could be significant). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive, geographic and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive, geographic and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of the Class B common stock then outstanding) related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who beneficially own 37.7% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which governs our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

Although we believe that the funds available in our trust account will be sufficient to allow us to complete our initial business combination, because we have not yet held a stockholder vote on the proposed business combination, we cannot say so for certain. If the funds available in our trust account prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including from M. Klein and Company) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. M. Klein and Company is not obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

Risks Relating to Our Securities

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on Nasdaq. We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities and certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq We cannot assure you that we will be able to meet those continued listing requirements at that time.

Nasdaq rule IM-5101-2 requires that a special purpose acquisition company such as Churchill must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement, or such shorter period that the Company specifies in its registration statement, being February 11, 2024 (the “Nasdaq Deadline”).

On March 1, 2024, we received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq Staff”) indicating that, due to our non-compliance with Nasdaq rule IM-5101-2, unless we timely request a hearing (“Hearing Request”) before the Nasdaq Hearings Panel (the “Panel”) by March 8, 2024, trading of our securities on Nasdaq would be suspended at the opening of business on March 12, 2024. The Notice also provided that if we do not comply with the foregoing requirement, Nasdaq Staff will issue a Staff Delisting Determination under Rule 5810 to delist our securities and a Form 25-NSE will be filed with the SEC, which will remove our securities from listing and registration on Nasdaq.

On March 8, 2024, we submitted a Hearing Request with the Panel in accordance with the Notice and pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Hearing Request will stay the suspension and delisting of our securities and the filing of the Form 25-NSE, pending the Panel’s decision.

Notwithstanding the Hearing Request, there can be no assurance that we will be able to satisfy Nasdaq’s continued listing requirements, that our securities will not be delisted from Nasdaq or that the Panel will not affirm the Staff’s delisting determination during the appeal process. As part of Nasdaq’s ongoing review or in response to any submissions we have made or will make, Nasdaq may identify additional deficiencies under the Nasdaq listing rules.

The business combination was not consummated by the Nasdaq Deadline. As such, Nasdaq may delist our securities, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions, further outlined below.

Given the above, we cannot assure you that our securities will continue to be listed on Nasdaq, including prior to the business combination.

If Nasdaq delists any of our securities from trading on its exchange, including as a result of the failure to complete an initial business combination prior to the Nasdaq Deadline, and we are not able to list such securities on another national securities exchange, we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our shares of Class A common stock as soon as reasonably possible following the last day of the completion window in the event we do not complete an initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We will not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We will not hold an annual meeting of stockholders until after we consummate our initial business combination. Our Class B stockholders are entitled to elect all of our directors prior to the completion of our initial business combination and have elected to do so by written consent without a meeting.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a “cashless basis” and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our reasonable best efforts to file with the SEC, and within 60 business days following our initial business combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders and their permitted transferees and the future exercise of such rights may adversely affect the market price of our Class A common stock.

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

Our initial stockholders own 37.7% of our outstanding common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination, provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the Company in which a business combination is submitted to the stockholders of the Company for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors. Holders of our public shares will, other than as provided in the preceding sentence, have no right to vote on the election of directors prior to the consummation of our initial business combination. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of the Class B common stock then outstanding. As a result, you will not have any influence over the election of directors prior to our initial business combination other than at a stockholders’ meeting during which a business combination is submitted to the stockholders for approval, as described above.

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

Our sponsor paid an aggregate purchase price of $25,000 for the founder shares, or approximately $0.0007 per share. Additionally, our sponsor purchased an aggregate of 32,600,000 private placement warrants at a price of $1.00 per warrant, for an aggregate purchase price of $32,600,000. Michael Klein, Andrew Frankle, Bonnie Jonas, Mark Klein, Karen G. Mills, Stephen Murphy and Alan M. Schrager, all of whom are directors of the Company, each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her membership interest in our sponsor. Even if following a business combination, the trading price of our common stock or shares of the post-combination company significantly declines, not giving effect to any lock-up or vesting terms applicable to its founder shares or to securities received by our sponsor in respect of its founder shares in connection with our initial business combination, our sponsor, as well as our directors and officers that have an economic interest in our sponsor, would be able to make significant profit on its investment in us even if the trading price of our common stock or shares of the post-combination company at such time is substantially less than $10.00 per share. Accordingly, our sponsor, as well as our directors and officers that have an economic interest in our sponsor, may be more willing to pursue an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public stockholders paid for their public shares.

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

The private placement warrants are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. Pursuant to the terms of the Merger Agreement, upon the completion of the business combination, our sponsor will forfeit to us a certain number of its private placement warrants for no consideration.

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

If we are unable to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

For example, Michael Klein, our President, Chief Executive Officer and Chairman of our Board of Directors, is the founder and managing partner of M. Klein and Company and acts as a strategic advisor to its clients. Mr. Klein has fiduciary duties to the other entities in which he serves as a director or officer, and will have no duty to offer acquisition opportunities to the Company unless presented to him solely in his capacity as an officer or director of the Company.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Please see “Item 10. Directors, Executive Officers and Corporate Governance” and “—Conflicts of Interest” in Part III of this Annual Report for a discussion of our officers’ and directors’ other business affairs and potential conflicts of interest.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. In addition, Mr. Klein and M. Klein and Company may have sponsored or formed other blank check companies similar to ours during the period in which we were seeking an initial business combination. Any such companies may have presented conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021, and Churchill Capital Corp IX, a blank check company incorporated as a Cayman Islands exempted company that is in the process of completing its initial public offering as of the date of this report. AltC Acquisition Corp., like us, may pursue initial business combination targets in any businesses or industries and has until July 12, 2024 to do so (absent an extension in accordance with its charter). Any such companies, including AltC Acquisition Corp. and Churchill Capital Corp IX, may have presented or may present, as applicable, additional conflicts of interest in pursuing an acquisition target and may present additional conflicts of interest in completing our initial business combination.

As described in “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” in Part III of this Annual Report, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation.

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

Please see “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in Part III of this Annual Report for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

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

In particular, affiliates of our sponsor, our directors and our officers have invested, and may in the future invest, in a broad array of sectors, including those in which our company may invest. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates. Please see “Item 1. Business — Certain Potential Conflicts of Interest Relating to M. Klein and Company and Our Officers and Directors” in Part I of this Annual Report for additional information.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with M. Klein and Company, our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with M. Klein and Company, our sponsor, officers and directors, and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest” in Part III of this Annual Report. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business — Initial Business Combination” in Part I of this Annual Report, and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with M. Klein and Company, our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Risks Associated with Acquiring and Operating a Business in Foreign Countries

In connection with pursuing a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

In connection with pursuing a company with operations or opportunities outside of the United States for our initial business combination, we are subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

In connection with pursuing such business combination, special considerations or risks associated with companies operating in an international setting may include any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;

●	longer payment cycles;
●	tax consequences;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region and between Israel and Hamas;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

Information regarding performance by, or businesses associated with, M. Klein and Company and other members of our management team or our Strategic and Operating Partners is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of M. Klein and Company and members of our management team or our Strategic and Operating Partners is not a guarantee either: (1) that we have been able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record and performance of M. Klein and Company and members of our management team or our Strategic and Operating Partners as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in M. Klein and Company or our Strategic and Operating Partners.

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

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity

Cybersecurity Risk Management

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our management is generally responsible for the oversight of risks from cybersecurity threats, if any. Information regarding any cybersecurity incidents would be shared with our board of directors or audit committee to enable assessments related to disclosure and notice requirements. We have not encountered any cybersecurity incidents since our IPO.

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

Item 4.Mine Safety Disclosures.

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On February 5, 2024, we completed the voluntary transfer of the listing of our Class A common stock, units and warrants from the New York Stock Exchange (the “NYSE”) to Nasdaq. Our Class A common stock, units and warrants are currently traded on Nasdaq under the symbols “CVII,” “CVIIU” and “CVIIW,” respectively.

Holders

Although there are a larger number of beneficial owners, as of April 1, 2024, there was one holder of record of our units, one holder of record of our separately traded Class A common stock, one holder of record of our Class B common stock and one holder of record of our separately traded warrants.

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

Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On February 8, 2024, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on February 12, 2024, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from February 17, 2024 to August 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on February 9, 2024 and

951,810 shares of Class A common stock were redeemed, resulting in the payment of approximately $10 million from the trust account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target for our business combination and completing an initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of $16,385,077, which consisted of interest earned on marketable securities held in the trust account of $40,206,646 and reduction of deferred underwriting fee of $595,225, partially offset by change in fair value of warrant liabilities of $4,816,000, provision for income taxes of $13,000,039, and operating costs of $6,600,755.

For the year ended December 31, 2022, we had net income of $71,050,619, which consisted of a change in fair value of warrant liabilities of $57,516,000, and interest earned on marketable securities held in the trust account of $20,048,815, partially offset by provision for income taxes of $4,168,793, an unrealized loss on marketable securities held in our trust account of $28,229, and operating costs of $2,317,174.

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

As of December 31, 2023, we had cash held in the trust account of $611,993,102. Interest income on the balance in the trust account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). During the year ended December 31, 2023, the Company withdrew $17,919,977 from the trust account to pay franchise taxes and income taxes, $1,000,000 for working capital purposes and $816,281,045 in connection with redemptions.

For the year ended December 31, 2023, cash used in operating activities was $18,285,666. Net income of $16,385,077 was affected by the change in the value of the warrant liabilities of $4,816,000, interest earned on marketable securities held in trust account of $40,206,646, deferred tax provision of $836,312 and reduction of deferred underwriting fee of $595,225. Changes in operating assets and liabilities provided $2,151,440 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $1,298,774. Net income of $71,050,619 was affected by the change in the value of the warrant liabilities of $57,516,000, interest earned on marketable securities held in trust account of $20,048,815, deferred tax provision of $836,312, and an unrealized gain on marketable securities held in trust account of $28,229. Changes in operating assets and liabilities provided $4,350,881 of cash for operating activities.

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

As of December 31, 2023, we had cash of $4,869,699. We intend to use the funds held outside the trust account primarily to structure, negotiate and complete the business combination with CorpAcq.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of December 31, 2023, the Company has made a full withdrawal for 2023 from the trust account of $1,000,000 for working capital purposes.

On May 16, 2023, our sponsor agreed to make monthly deposits directly to the trust account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the sponsor. On February 9, 2024, our sponsor amended the Extension Promissory Note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay monthly extension payment in accordance with the extension. All other terms remain the same. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the business combination, (ii) August 15, 2024 and (iii) if a business combination is not consummated, the date of liquidation of the trust account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a business combination and (2) the date that the winding up of the Company is effective. As of December 31, 2023, the Extension Promissory Note had a balance of $8,000,000 with $1,000,000 available for withdrawal prior to the amendment of the Extension Promissory Note.

The Company may need to raise additional capital through loans or additional investments from its sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a business combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements Going Concern, the Company has until August 17, 2024 or such earlier date as determined by the board of directors to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension not obtained by the sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2024 or such earlier date as determined by the board of directors. The Company intends to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company agreed, commencing on February 11, 2021 through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of the sponsor a total of $50,000 per month for office space, administrative and support services.

Following the IPO, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $48,300,000 in the aggregate. In November 2023, the Company received letters from BofA Securities, Inc., Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC waiving their rights to their portion of the deferred underwriting fee. In aggregate, the underwriting fees waived total approximately $30.4 million. The remaining approximately $17.9 million deferred fee will be waived by the underwriters in the event that the Company does not complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. The following are the critical accounting policies:

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

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2023.

This annual report does not include an attestation report of our independent registered public accounting firm due to our status as a non-accelerated filer and smaller reporting company.

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

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Michael Klein	60	Chief Executive Officer, President and Chairman of the Board of Directors
Jay Taragin	58	Chief Financial Officer
Andrew Frankle	60	Director
Bonnie Jonas	54	Director
Mark Klein	62	Director
Malcolm S. McDermid	45	Director
Karen G. Mills	70	Director
Stephen Murphy	60	Director
Alan M. Schrager	55	Director

Michael Klein is our Chief Executive Officer, President and the Chairman of our board of directors. Mr. Klein is also the Chairman of the Board of Directors of AltC Acquisition Corp. and the Chief Executive Officer of Churchill Capital Corp IX, both of which are blank check companies whose respective sponsors are affiliates of M. Klein Associates, Inc. (“MKA”). Mr. Klein served as a Director of Credit Suisse Group AG and Credit Suisse AG from April 2018 to October 2022. Mr. Klein was the co-founder and Chairman of Churchill Capital Corp, a blank check company formed in 2018. Churchill Capital Corp merged with Clarivate Analytics in May 2019. Mr. Klein served as a member of the board of directors of Clarivate Plc from May 2019 until October 2020. Mr. Klein was the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp II, a blank check company formed in 2019. Churchill Capital Corp II merged with Skillsoft Corp. in June 2021, and Mr. Klein currently serves on the board of directors of Skillsoft Corp. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp III, a blank check company formed in 2019. Churchill Capital Corp III merged with MultiPlan, Inc. in October 2020, and Mr. Klein currently serves on the board of directors of MultiPlan, Inc. Mr. Klein was also the founder, Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp IV, a blank check company formed in 2020. Churchill Capital Corp IV merged with Lucid Group, Inc. in July 2021. Mr. Klein was also previously the Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp V, a blank check company whose sponsor is an affiliate of MKA, from its initial public offering until November 2023, and Chief Executive Officer, President and Chairman of the Board of Directors of Churchill Capital Corp VI, a blank check company whose sponsor is an affiliate of MKA, from its initial public offering until December 2023. Mr. Klein is the founder and managing partner of M. Klein and Company, which he founded in 2012. M. Klein and Company is a global strategic advisory firm that provides its clients a variety of advice tailored to their objectives. Mr. Klein is a strategic advisor to global companies, boards of directors, senior executives, governments and institutional investors. Mr. Klein’s background in strategic advisory work was built during his 30-year career, including more than two decades at Citi and its predecessors, during which he initiated and executed strategic advisory transactions. He began his career as an investment banker in the M&A Advisory Group at Salomon Smith Barney and subsequently became Chairman and Co-Chief Executive Officer of Citi Markets and Banking, with responsibilities for global corporate and investment banking and Global Transaction Services across Citi. Mr. Klein is a graduate of The Wharton School of the University of Pennsylvania, where he earned his Bachelors of Science in Economics with concentrations in finance and accounting. Mr. Klein was selected to serve on our Board of Directors due to his significant investment banking and advisory experience.

Jay Taragin is our Chief Financial Officer since December 2020. Mr. Taragin is also the Chief Financial Officer of AltC Acquisition Corp. since February 2021, Chief Financial Officer of Churchill Capital Corp IX since December 2023 and Chief Financial Officer of MKA, which he joined in May 2019. He was previously the Chief Financial Officer of Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations. He was also previously the Chief Financial Officer of Churchill Capital Corp V from its initial public offering until November 2023 and the Chief Financial Officer of Churchill Capital Corp VI from its initial public offering until December 2023. Prior to joining MKA, Mr. Taragin served as the US

Scotiabank Chief Financial Officer from 2013 to 2017. Prior to Scotiabank, Mr. Taragin held a Chief Operating and Financial Officer role from 2009 to 2012 at Fundcore Finance Group LLC and held a variety of senior finance and audit roles at Merrill Lynch & Company from 1993 to 2009. In addition, Mr. Taragin worked at Credit Suisse and PricewaterhouseCoopers as a senior auditor and accountant. Mr. Taragin is a CPA and holds a master’s degree in business administration from New York University Stern School of Business and a bachelor’s degree from Yeshiva University.

Andrew Frankle is a Director since May 2021. He was also a Director of Churchill Capital Corp VI from May 2021 until December 2023. Mr. Frankle is the Co-Founder and Managing Director of Rhodium Analytics Inc., a business services company providing financial analytics and research to financial institutions, investors and growing companies. In addition, he is the Founder and Managing Director of Eleven Capital Advisors LLC, a strategic advisor to professionally managed family offices, successful entrepreneurs and family-sponsored pools of capital. From 2016 to 2020, Mr. Frankle served as a Managing Director at Credit Suisse, providing investment banking and capital markets coverage for family offices. Previously, he was a Managing Director and Group Head of ICG Business Development at Citigroup Global Markets, Inc., where he focused on expanding financial products and services delivered to institutional clients. Mr. Frankle previously served as a Managing Director in Citigroup’s Media & Entertainment Group. Prior to Citigroup, Mr. Frankle was a Managing Director and the Head of US Media & Communications Investment Banking at Schroder & Co, Inc. Mr. Frankle began his career as a financial analyst and associate in the Corporate Finance Department at Wertheim Schroder & Co Incorporated. Mr. Frankle earned his M.B.A., with honors, from Harvard Business School and received his B.S. in Economics from The Wharton School at the University of Pennsylvania, graduating summa cum laude with the Robert J. Schweich Prize in Security Analysis. Mr. Frankle was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Bonnie Jonas is a Director since our IPO. Ms. Jonas was previously a Director of Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations, and was previously a Director of Churchill Capital Corp VI from its initial public offering until December 2023. Ms. Jonas also serves on the board of directors for Turo Inc., a peer-to-peer car sharing marketplace. Ms. Jonas is a partner with the law firm Jonas & Moller LLP. She is the cofounder of Pallas Global Group, LLC (“Pallas Global”), a company that provides independent monitoring and consulting services to corporations and organizations. Prior to co-founding Pallas Global, Ms. Jonas served for 18 years as an Assistant United States Attorney in the U.S. Attorney’s Office for the Southern District of New York (the “SDNY”). Ms. Jonas’s most recent position with the SDNY was as Deputy Chief of the Criminal Division, from 2013 to 2016. She also served as the SDNY’s Financial Fraud Coordinator for President Obama’s Financial Fraud Enforcement Task Force and as Co-Chief of the General Crimes Unit. Ms. Jonas was an attorney with the law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP and a law clerk for the Honorable Reena Raggi of the U.S. District Court in the Eastern District of New York. Earlier in her career, Ms. Jonas worked as a consultant at Peterson Consulting, where she evaluated settlement amounts in connection with pending asbestos litigation. Ms. Jonas is a graduate of the Wharton School at the University of Pennsylvania and Columbia Law School. Ms. Jonas also serves as a member of the Wharton Board of Advisors and the Board of Advisors of the Program on Corporate Compliance and Enforcement at NYU School of Law. Ms. Jonas was selected to serve on our Board of Directors due to her significant leadership and legal experience.

Mark Klein is a Director since our IPO. He was previously a Director of Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations, and was also previously a Director of Churchill Capital Corp V and Churchill Capital Corp VI from their initial public offerings until December 2023. He has served as Chairman of the Board of Directors of SuRo Capital Corp. (formerly Sutter Rock Capital, Corp.) since December 2020, its President since May 2018, its Chief Executive Officer since August 2017 and a Director since 2011. In addition, he served as a consultant to GSV Asset Management, LLC from 2012 to March 2019. Mr. Klein has also served as a Managing Member of MKA, an investment banking firm, since 2010. Additionally, he has been on the Board of Directors of Learneo (formerly Course Hero), an education technology company, since 2020. Mr. Klein has served as an investment adviser at B. Riley Wealth Management (formerly MK Capital Advisors, LLC), a wealth management firm and registered investment adviser and broker-dealer, from April 2012 to June 2019. Mr. Klein was a Director of National Holdings Corporation, an investment banking and asset management firm, from 2011 to 2014, where he served as Chief Executive Officer and Co-Chairman from March 2013 to December 2014. Mr. Klein is the brother of Michael Klein, our Chief Executive Officer, President and the Chairman of our Board of Directors. Mr. Klein received a bachelor’s degree, with high distinction, in Business Administration from Emory University and an M.B.A. from the J. L. Kellogg Graduate

School of Management at Northwestern University. Mr. Klein was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Malcolm S. McDermid is a Director since our IPO. He was previously a Director of Churchill Capital Corp, Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations, and was also previously a Director of Churchill Capital Corp VI from its initial public offering until December 2023. Mr. McDermid is also a Managing Director with Emerson Collective, where he has led Emerson Collective’s venture capital investing efforts since August 2017. He was previously a Partner with Andreessen Horowitz, a venture capital firm based in Menlo Park, California from March 2013 to July 2017. Prior to Andreessen Horowitz, Mr. McDermid was a Director with Stifel Nicolaus, formerly Thomas Weisel Partners, a technology focused investment bank in San Francisco. He began his career at Citigroup as a financial analyst. Mr. McDermid received a Bachelor of Arts degree in Computer Science and Quantitative Economics from Tufts University and a Master of Arts in Law and Diplomacy from the Fletcher School at Tufts University. Mr. McDermid was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Karen G. Mills is a Director since our IPO. Ms. Mills was previously a Director of Churchill Capital Corp, Churchill Capital Corp II, Churchill Capital Corp III and Churchill Capital Corp IV, until they completed their respective business combinations, and was also previously a Director of Churchill Capital Corp V from its initial public offering until November 2023 and Churchill Capital Corp VI from its initial public offering until December 2023. Ms. Mills currently serves on the board of directors of Skillsoft Corp. and served on the board of Clarivate Plc from May 2019 to January 2021. She is the Vice Chair of the National Bureau of Economic Research (NBER). Ms. Mills is also a member of the Harvard Corporation and a Senior Fellow at Harvard Business School since January 2014, focusing on economic policy, U.S. competitiveness, entrepreneurship and innovation. Ms. Mills was a member of President Barack Obama’s Cabinet, serving as the Administrator of the U.S. Small Business Administration from April 2009 to August 2013. Ms. Mills was also Vice Chair of the immigration services company Envoy Global from 2014 to 2021 and Chair of the Advisory Committee for the Private Capital Research Institute from 2017 to 2021. Ms. Mills has served as the President of MMP Group since October 1993, which invests in financial services, consumer products and technology-enabled solutions businesses. Ms. Mills holds an A.B. degree in Economics from Harvard University, Magna Cum Laude, and earned an M.B.A. from Harvard Business School. Ms. Mills was selected to serve on our Board of Directors due to her significant financial and leadership experience.

Stephen Murphy is a Director since May 2021. He is also a director nominee of Churchill Capital Corp IX and was a Director of Churchill Capital Corp VI from May 2021 until December 2023. Mr. Murphy is also the Co-Founder and Executive Chairman of Authentic Bespoke Limited, a boutique investment group, and serves on the boards of all of its wholly-owned subsidiaries. Mr. Murphy has significant past investment banking, principal investing, and direct entrepreneurial experience across a wide range of industries and is actively involved in a number of international businesses at board levels. Mr. Murphy most recently formed a new UK partnership, Merivel Capital Partners LLP, focused on capital advisory and fund raising for growth companies. Mr. Murphy is an angel investor in various technology companies which are pursuing “green” or sustainable solutions. Mr. Murphy serves as a director of various companies related to Qalaa Holdings SAE, which is involved in infrastructure investment in Egypt, including a US$4.7 billion oil refining complex (Orient Investment Properties). Mr. Murphy has also served principally as either a company director or chairman of various luxury goods companies in the UK and Ireland. Mr. Murphy was trained as a financial analyst in New York starting in 1985 and ultimately was made head of Salomon Brothers International’s M&A Group in London. As a Managing Director of Citigroup International, Mr. Murphy was involved in the evaluation and execution of private and public financings and capital raising. Mr. Murphy received an M.A. from University of Dublin Trinity College. Mr. Murphy was selected to serve on our Board of Directors due to his significant financial and leadership experience.

Alan M. Schrager is a Director since January 2022. He was also previously a Director of Churchill Capital Corp V from January 2022 until November 2023 and Churchill Capital Corp VI from January 2022 until December 2023. He is Portfolio Manager & Senior Partner with Oak Hill Advisors, L.P. (“OHA”) where he shares responsibility for leading OHA’s private credit business and has portfolio management responsibilities for a number of OHA’s portfolios. Mr. Schrager serves on various OHA committees including the compliance, investment strategy, valuation and several fund investment committees. Previously, he had senior research responsibility for investments in private credit companies, software, industrials and gaming. Prior to joining OHA in early 2003, Mr. Schrager was a Managing Director of USBancorp Libra, where he was responsible for originating, evaluating and structuring private equity, mezzanine and debt transactions and also held several positions at Primary Network, a data CLEC, including Chief Financial Officer and Interim Chief Executive Officer. He previously worked in the Leveraged Finance and High Yield Capital Markets group at UBS Securities, LLC. He currently serves as Chairman of the Board for T. Rowe Price OHA Select Private Credit Fund and OHA Senior Private Lending Fund (U) LLC and serves on the Board of Directors of Expro Group Holdings N.V., Smile Brands and New Heights Youth, Inc. Mr. Schrager earned an M.B.A. from the Wharton School of the University of Pennsylvania and a B.A. from the University of Michigan.

Number and Terms of Office of Officers and Directors

Our board of directors consists of eight members. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote on the election of directors during such time; provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the Company in which a business combination is submitted to the stockholders of the Company for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of the Class B common stock then outstanding. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Malcolm S. McDermid and Karen G. Mills, will expire at our annual meeting of stockholders in 2026. The term of office of the second class of directors, consisting of Mark Klein, Stephen Murphy and Alan M. Schrager, will expire at our annual meeting of stockholders in 2024. The term of office of the third class of directors, consisting of Andrew Frankle, Bonnie Jonas and Michael Klein, will expire at our annual meeting of stockholders in 2025. We will not hold an annual meeting of stockholders until after we consummate our initial business combination. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

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

Director Independence

The rules of the Nasdaq require that a majority of our board of directors be independent. Our board has determined that each of Andrew Frankle, Bonnie Jonas, Malcolm S. McDermid, Karen G. Mills, Stephen Murphy and Alan M. Schrager is an independent director under applicable SEC and Nasdaq rules.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-

combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

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

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

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

The audit committee is governed by a charter that complies with the rules of the Nasdaq.

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. The charter complies with the rules of the Nasdaq.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

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

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms. The charter complies with the rules of the Nasdaq.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2023, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

You are able to review these documents on our website at https://vii.churchillcapitalcorp.com/. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics on such website promptly following the date of such amendment or waiver.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

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

In addition, any of our Strategic and Operating Partners or their personnel may have sponsored or formed other blank check companies similar to ours, including during the period in which we were seeking an initial business combination. Any such companies may have presented additional conflicts of interest in pursuing an acquisition target. In particular, M. Klein and Company, Mr. Klein and the Strategic and Operating Partners are actively engaged in AltC Acquisition Corp., a special purpose acquisition corporation that completed its initial public offering in July 2021, and Churchill Capital Corp IX, a blank check company incorporated as a Cayman Islands exempted company that is in the process of completing its initial public offering as of the date of this report. AltC Acquisition Corp., like us, is able to pursue initial business combination targets in any businesses or industries and has until July 12, 2024 to do so (absent an extension in accordance with its charter). Any such companies, including AltC Acquisition Corp. and Churchill Capital Corp IX, may have presented or may present, as applicable, additional conflicts of interest in pursuing an acquisition target and may present additional conflicts of interest in completing our initial business combination.

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

Our sponsor, officers and directors may participate in the formation of, or become an officer or director of, another blank check company prior to completion of our initial business combination. Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities (including the activities of M. Klein and Company).
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, and except as agreed in connection our initial business combination, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction after our initial business combination that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor owns common stock and warrants and each of Michael Klein, Andrew Frankle, Bonnie Jonas, Mark Klein, Karen G. Mills, Stephen Murphy and Alan M. Schrager, all of whom are directors of the Company, currently have an economic interest in our sponsor, our sponsor, officers and directors that have an economic interest in our sponsor may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.
●	The conflicts described above may not be resolved in our favor.

●	In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Michael Klein	M. Klein and Company	Strategic advice	Founder and Managing Member
	Skillsoft Corp.	Digital learning and talent solutions	Director
	MultiPlan, Inc.	Healthcare cost management solutions	Director
	AltC Acquisition Corp.	Blank check company	Chairman of the Board of Directors
	Churchill Capital Corp IX	Blank check company	Chief Executive Officer

Jay Taragin	M. Klein and Company	Strategic advice	Chief Financial Officer
	AltC Acquisition Corp.	Blank check company	Chief Financial Officer
	Churchill Capital Corp IX	Blank check company	Chief Financial Officer

Andrew Frankle	Rhodium Analytics Inc.	Business Services Outsourcing	Co-founder and Managing Director
	Eleven Capital Advisors LLC	Strategic Advisory	Founder and Managing Director

Bonnie Jonas	Pallas Global Group	Monitoring and consulting	Co-Founder
	Jonas & Moller LLP	Legal Services	Partner
	Turo, Inc.	Car-sharing services	Director

Mark Klein	M. Klein and Company	Strategic advice	Managing Member and Majority Partner
	SuRo Capital Corp.	Investment	Chief Executive Officer, President and Director
	Learno	Education technology company	Director

Malcolm S. McDermid	Emerson Collective	Investment	Managing Director

Karen G. Mills	MMP Group	Venture capital	President
	Skillsoft Corp.	Digital learning and talent solutions	Director

Stephen Murphy	Authentic Bespoke Limited	Investment	Co-Founder and Executive Chairman
	Merivel Capital Partners LLP	Financial services	Co - Founding Partner
	Qalaa Holdings SAE	Investment	Special Advisor
	Orient Investment Properties	Oil refinement/energy	Director
	Churchill Capital Corp IX	Blank check company	Director Nominee

Alan M. Schrager	Oak Hill Advisors, L.P.	Investment	Portfolio Manager and Senior Partner
	Expro Group Holdings N.V.	Energy services provider	Director
	OHA Senior Private Lending Fund (U) LLC	Investment	Director
	T. Rowe Price OHA Select Private Credit Fund	Investment	Director

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

Item 11.Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $50,000 to an affiliate of our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, as of December 31, 2023, an affiliate of the sponsor has been paid a total of approximately $1.7 million ($50,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

After the completion of our business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely by independent directors.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our Class A common stock as of the date of this Annual Report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 57,064,261 shares of Class A common stock outstanding and 34,500,000 shares of Class B common stock outstanding as of April 1, 2024. All of the shares of Class B common stock are held by our sponsor. Shares of Class A common stock that may be obtained upon conversion of shares of Class B common stock are deemed to be outstanding for the purpose of computing the beneficial ownership of that person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

	Number of
	Class A Shares
	Beneficially
Name and Address of Beneficial Owner(1)	Owned	Percentage
Churchill Sponsor VII LLC(2)(3)	34,500,000	37.7%
Michael Klein(2)(3)	34,500,000	37.7%
Jay Taragin	—	—
Andrew Frankle(4)	—	—
Bonnie Jonas(4)	—	—
Mark Klein(4)(5)	—	—
Malcolm S. McDermid	—	—
Karen G. Mills(4)	—	—
Stephen Murphy(4)	—	—
Alan M. Schrager(4)	—	—
Magnetar Financial(6)	8,306,005	14.6%
Atlas Merchant Capital LLC(7)	6,257,718	11.0%
Empyrean Capital(8)	6,099,622	10.7%
Meteora Capital, LLC(9)	5,558,905	9.7%
Millennium Management LLC(10)	4,894,492	8.6%
Westchester Capital Management, LLC(11)	4,100,543	7.2%
Cowen & Company, LLC(12)	3,630,222	6.4%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Churchill Capital Corp VII, 640 Fifth Avenue, 12th Floor, New York, NY 10019.
(2)	Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at any time and from time to time at the election of the holder and at the time of our initial business combination on a one-for-one basis.

(3)	Michael Klein is the controlling stockholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor VII LLC. The shares beneficially owned by Churchill Sponsor VII LLC may also be deemed to be beneficially owned by Mr. Klein.
(4)

Andrew Frankle, Bonnie Jonas, Mark Klein, Karen G. Mills, Stephen Murphy and Alan M. Schrager, (each of whom are directors of the Company) and Jay Taragin (Chief Financial Officer), each has an economic interest in the founder shares and private placement warrants purchased by our sponsor as a result of his or her membership interest in our sponsor, but does not beneficially own any of our founder shares or private placement warrants. In addition, Mark Klein, a director of Churchill, may be deemed to have an indirect economic interest in the founder shares and private placement warrants as a result of SuRo Capital Corp. having a membership interest in our sponsor. Mark Klein is the Chairman, President and Chief Executive Officer of SuRo Capital Corp.

(5)	Mark Klein is a non-controlling stockholder of M. Klein Associates, Inc., which is the managing member of Churchill Sponsor VII LLC.
(6)

According to a Form 4, filed on January 18, 2024 by Magnetar Financial LLC (“Magnetar Financial”), a Delaware limited liability company, Magnetar Capital Partners LP (“Magnetar Capital Partners”), a Delaware limited partnership, Supernova Management LLC (“Supernova Management”), a Delaware limited liability company, and Mr. David J. Snyderman (“Mr. Snyderman”), a United States citizen who serves as the manager of Supernova Management (collectively, the “Magnetar Parties”), the business address of such parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The Magnetar Parties hold 8,306,206 shares of Class A common stock. The amount consists of (i) 4,370,467 shares of Class A common stock held for the account of Magnetar Constellation Master Fund, Ltd, a Cayman Islands exempted company; (ii) 668,301 shares of Class A common stock held for the account of Magnetar Lake Credit Fund LLC, a Delaware limited liability company; (iii) 1,750,306 shares of Class A common stock held for the account of Magnetar Structured Credit Fund, LP, a Delaware limited partnership; and (iv) 1,516,931 shares of Class A common stock held for the account of Magnetar Xing He Master Fund Ltd, a Cayman Islands exempted company (the holding entities referred to as, collectively, the “Magnetar Funds” hereafter). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares of Class A common stock held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. Each of the Magnetar Fund, Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Snyderman disclaims such beneficial ownership of these shares of Class A common stock.

(7)

According to a Form 3 filed on June 8, 2023 by Atlas Merchant Capital LLC (“Atlas”), the business address of Atlas is 477 Madison Avenue, 22nd Floor, New York, NY 10022. Atlas holds 6,257,718 shares of Class A common stock. The shares are held directly by Atlas Merchant Capital SPAC Fund I LP (the “Fund”). Atlas is a registered investment advisor and the investment manager of the Fund. Atlas Merchant Capital Holdings, Ltd. (“Holdings”) is the managing member of Atlas; Atlas Merchant Capital LP (“AMC Capital”) is the sole voting shareholder of Holdings; and Atlas Merchant Capital GP LLC (“AMC-GP”) is the general partner of AMC Capital. AMC SPAC Fund GP LP (the “General Partner”) is the general partner of the Fund and AMC SPAC Fund MGP LLC (“AMC SPAC MGP”) is the general partner of the General Partner. Robert E. Diamond and David I. Schamis are the sole members of AMC-GP and AMC SPAC MGP. Each of Atlas, Holdings, AMC Capital, AMC- GP, the General Partner, AMC SPAC MGP and Messrs. Diamond and Schamis may be deemed to indirectly beneficially own the shares directly held by the Fund, but each of such persons disclaims such beneficial ownership except to the extent of its or his pecuniary interest in the shares held by the Fund.

(8)

According to a Schedule 13G, filed on March 5, 2021 by Empyrean Capital Overseas Master Fund, Ltd., Empyrean Capital Partners, LP and Amos Meron (collectively, the “Empyrean Parties”), the business address of such parties is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. The Empyrean Parties hold 6,099,622 shares of Class A common stock. Such securities are held through Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), a Cayman Islands exempted company, Empyrean Capital Partners, LP (“ECP”), a Delaware limited partnership, which serves as investment manager to ECOMF with respect to the Class A common stock directly held by ECOMF; and Mr. Amos Meron, a United States citizen who serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A common stock directly held by ECOMF.

(9)

According to a Schedule 13G filed on February 14, 2024 by Meteora Capital, LLC, a Delaware limited liability company, and Vik Mittal (collectively, the “Meteora Parties”), the business address of such parties is 1200 N Federal Hwy, #200, Boca Raton FL 33432. The Meteora Parties collectively hold 5,558,905 shares of Class A common stock.

(10)

According to a Schedule 13G/A filed on January 19, 2022 by Integrated Core Strategies (US) LLC, ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (collectively, the “Millennium Parties”), the business address of such parties is 399 Park Avenue, New York, New York 10022. The Millennium Parties hold 4,894,492 shares of Class A common stock. Such securities are held by (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), which beneficially owned 2,818,415 shares of the Class A common stock; (ii) ICS Opportunities II LLC, a Cayman Islands limited liability company (“ICS Opportunities II”), which beneficially holds 46,277 shares of the Class A common stock; and (iii) ICS Opportunities, Ltd., a Cayman Islands exempted company (“ICS Opportunities”), which beneficially owned 2,029,800 shares of the Class A common stock. Millennium International Management LP, a Delaware limited partnership, is the investment to ICS Opportunities II and ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities II and ICS Opportunities. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities II and ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities II and ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities II and ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, ICS Opportunities II and ICS Opportunities.

(11)

According to a Schedule 13G filed on February 14, 2024 by Westchester Capital Management, LLC, a New York limited liability company, Westchester Capital Partners, LLC, a New York limited liability company, Virtus Investment Advisors, Inc., a Massachusetts corporation, and The Merger Fund, a Massachusetts business trust (collectively, the “Westchester Parties”), the business address of Westchester Capital Management, LLC and Westchester Capital Partners, LLC is 100 Summit Drive, Valhalla, New York 10595, the business address of Virtus Investment Advisors, Inc. is One Financial Plaza, Hartford, Connecticut 06103 and the business address of The Merger Fund is 101 Munson Street, Greenfield, Massachusetts 01301-9683. The Westchester Parties collectively own 4,133,132 shares of Class A common stock. Such securities are held by (i) Westchester Capital Management, LLC (“Westchester”), which beneficially owned 4,100,543 shares of the Class A common stock, (ii) Westchester Capital Partners, LLC (“WCP”), which beneficially owned 32,589 shares of the Class A common stock, (iii) Virtus Investment Advisors, Inc. (“Virtus”), which beneficially owned 3,822,264 shares of the Class A common stock and (iv) The Merger Fund (“MF”), which beneficially owned 3,298,554 shares of the Class A common stock. Virtus acts as investment adviser to MF. Westchester acts as sub-advisor to each of MF and may be deemed to beneficially own shares of Common Stock held by MF. Messrs. Roy Behren and Michael T. Shannon each serve as Co-Presidents of Westchester and WCP. By virtue of these relationships, Westchester, WCP and Messrs. Behren and Shannon may be deemed to beneficially own the Class A common stock held by MF.

(12)

According to a Schedule 13G filed on February 5, 2024 by Cowen & Company, LLC, a New York limited liability company, the business address of such party is 599 Lexington Avenue, New York, New York 10022. Cowen & Company, LLC holds 3,630,222 shares of Class A common stock.

Our sponsor beneficially owns 37.7% of the issued and outstanding shares of our common stock. Our sponsor has the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares, provided, however, that with respect to the election of directors in connection with a meeting of the stockholders of the Company in which a business combination is submitted to the stockholders of the Company for approval, holders of the Class A common stock and holders of the Class B common stock, voting together as a single class, shall have the exclusive right to vote for the election of directors. In addition, because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

On May 16, 2023, our sponsor agreed to make monthly deposits directly to the trust account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. On February 9, 2024, the sponsor amended the Extension Promissory Note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay monthly extension payment in accordance with the extension. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the business combination, (ii) August 15, 2024 and (iii) if a business combination is not consummated, the date of liquidation of the trust account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a business combination and (2) the date that the winding up of the Company is effective. As of December 31, 2023, the Extension Promissory Note had a balance of $8,000,000 with $1,000,000 available for withdrawal.

We entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $50,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, as of December 31, 2023, an affiliate of our sponsor has been paid a total of approximately $1.7 million ($50,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

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

Director Independence

Nasdaq rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). We have “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of Andrew Frankle, Bonnie Jonas, Malcolm S. McDermid, Karen G. Mills, Stephen Murphy and Alan M. Schrager is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled sessions at which only independent directors are present.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled $281,538 and $85,600 ($25,750 billed in 2023), respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2023 and 2022.

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

(3)Exhibits:

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

2.1

Agreement and Plan of Merger, dated August 1, 2023 by and between the Company, Polaris PubCo Plc., NorthSky Merger Sub, Inc. and CorpAcq Holdings Limited (filed with the Company’s registration statement on Form F-4 filed by Polaris PubCo Plc. on November 17, 2023).

2.2

Consent and Amendment to Agreement and Plan of Merger, dated as of December 26, 2023, by and among Churchill, the Company, Merger Sub, CorpAcq Holdco, BermudaCo and the Sellers party thereto (incorporated by reference to the Exhibit 2.1 filed with the Company’s current report on Form 8-K filed by the Registrant on December 26, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).
3.2

Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 12, 2024).

3.3	Bylaws (incorporated by reference to the Exhibit 3.3 filed with the Company’s Amendment No. 2 to registration statement on Form S-1 filed by the Registrant on February 9, 2021).
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

10.3

Amended and Restated Sponsor Agreement, dated August 1, 2023, among the Company, Polaris PubCo Plc., NorthSky Merger Sub, Inc. and CorpAcq Holdings Limited (filed with the Company’s registration statement on Form F-4 filed by Polaris PubCo Plc. on November 17, 2023).

10.4

Investment Management Trust Agreement, dated February 11, 2021, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.5

Amendment No. 1 to Investment Management Trust Agreement, dated May 4, 2023, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to the Exhibit 10.10 filed with the Company’s registration statement filed on From F-4 by the Polaris Pubco Plc. on November 17, 2023).

10.6

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

10.8

Private Placement Warrants Purchase Agreement, dated February 11, 2021, between the Registrant and Churchill Sponsor VII LLC (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.9

Amendment to Warrant Agreement, dated November 16, 2023, by and between Continental Stock Transfer & Trust Company and the Company (filed with the Company’s registration statement filed on From F-4 by the Polaris Pubco Plc. on November 17, 2023).

10.10

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

10.14

Indemnity Agreement, dated February 11, 2021, between the Registrant and Mark Klein (incorporated by reference to the Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.15

Indemnity Agreement, dated February 11, 2021, between the Registrant and Karen G. Mills (incorporated by reference to the Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

Exhibit Number	Description

10.16

Indemnity Agreement, dated May 11, 2021, between the Registrant and Andrew Frankle (incorporated by reference to the Exhibit 10.13 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 31, 2022).

10.17

Indemnity Agreement, dated May 11, 2021, between the Registrant and Stephen Murphy (incorporated by reference to the Exhibit 10.14 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 31, 2022).

10.18

Indemnity Agreement, dated January 5, 2022, between the Registrant and Alan M. Schrager (incorporated by reference to the Exhibit 10.15 filed with the Company’s annual report on Form 10-K filed by the Registrant on March 31, 2022).

10.19

Administrative Services Agreement, dated February 11, 2021 by and between the Registrant and an affiliate of Churchill Sponsor VII LLC (incorporated by reference to the Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on February 17, 2021).

10.20

Promissory Note, dated May 16, 2023 by and between Churchill Sponsor VII LLC and the Company (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on May 16, 2023).

10.21

Amendment to the Promissory Note, dated February 9, 2023 by and between Churchill Sponsor VII LLC and the Company (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on February 12, 2024).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Executive Compensation Clawback Policy, effective December 1, 2023.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 1st day of April 2024.

CHURCHILL CAPITAL CORP VII

By:	/s/ Jay Taragin
Name:	Jay Taragin
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Klein	Chief Executive Officer,	April 1, 2024
Michael Klein	President and Chairman of the Board
of Directors
(Principal Executive Officer)

/s/ Jay Taragin	Chief Financial Officer	April 1, 2024
Jay Taragin	(Principal Financial and Accounting Officer)

/s/ Andrew Frankle	Director	April 1, 2024
Andrew Frankle

/s/ Bonnie Jonas	Director	April 1, 2024
Bonnie Jonas

/s/ Mark Klein	Director	April 1, 2024
Mark Klein

/s/ Malcolm S. McDermid	Director	April 1, 2024
Malcolm S. McDermid

/s/ Karen G. Mills	Director	April 1, 2024
Karen G. Mills

/s/ Stephen Murphy	Director	April 1, 2024
Stephen Murphy

/s/ Alan M. Schrager	Director	April 1, 2024
Alan M. Schrager

CHURCHILL CAPITAL CORP VII

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Churchill Capital Corp VII

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Churchill Capital Corp VII (the “Company”) as December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before August 17, 2024. The Company entered into a merger agreement with a business combination target on August 1, 2023; however, the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its operations, and complete the transaction prior to August 17, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after August 17, 2024, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX
April 1, 2024

CHURCHILL CAPITAL CORP VII

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$4,869,699	$4,235,388
Prepaid expenses	141,166	161,941
Total current assets	5,010,865	4,397,329

Cash and marketable securities held in Trust Account	611,993,102	1,398,987,478
TOTAL ASSETS	$617,003,967	$1,403,384,807

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,895,840	$281,977
Income taxes payable	3,876,190	3,332,481
Excise tax liability	8,162,810	—
Extension promissory note - related party	8,000,000	—
Total current liabilities	21,934,840	3,614,458

Deferred tax liability	—	836,312
Deferred legal fee	27,119	54,026
Warrant liabilities	7,826,000	3,010,000
Deferred underwriting fee payable	17,931,375	48,300,000
TOTAL LIABILITIES	47,719,334	55,814,796

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, 58,016,071 and 138,000,000 shares at redemption value of approximately $10.55 and $10.11 as of December 31, 2023 and 2022, respectively	612,152,607	1,394,751,969

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 34,500,000 shares issued and outstanding as of December 31, 2023 and 2022	3,450	3,450
Additional paid-in capital	22,016,451	—
Accumulated deficit	(64,887,875)	(47,185,408)
TOTAL STOCKHOLDERS’ DEFICIT	(42,867,974)	(47,181,958)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$617,003,967	$1,403,384,807

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP VII

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2023	2022
Operating costs	$6,600,755	$2,317,174
Loss from operations	(6,600,755)	(2,317,174)

Other income (expenses):
Change in fair value of Warrant Liabilities	(4,816,000)	57,516,000
Interest earned on marketable securities held in Trust Account	40,206,646	20,048,815
Reduction of deferred underwriting fee	595,225	—
Unrealized loss on marketable securities held in Trust Account	—	(28,229)
Other income, net	35,985,871	77,536,586

Income before provision for income taxes	29,385,116	75,219,412
Provision for income taxes	(13,000,039)	(4,168,793)
Net income	$16,385,077	$71,050,619

Basic and diluted weighted average shares outstanding, Class A common stock	87,900,176	138,000,000

Basic and diluted net income per share, Class A common stock	$0.13	$0.41

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	34,500,000

Basic and diluted net income per share, Class B common stock	$0.13	$0.41

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP VII

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	34,500,000	$3,450	$—	$(103,484,058)	$(103,480,608)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(14,751,969)	(14,751,969)

Net income	—	—	—	—	—	71,050,619	71,050,619

Balance — December 31, 2022	—	—	34,500,000	3,450	—	(47,185,408)	(47,181,958)

Excise tax imposed on common stock redemptions	—	—	—	—	—	(8,162,810)	(8,162,810)

Reduction of deferred underwriter fees	—	—	—	—	29,773,400	—	29,773,400

Remeasurement adjustment on redeemable common stock	—	—	—	—	(7,756,949)	(25,924,734)	(33,681,683)

Net income	—	—	—	—	—	16,385,077	16,385,077

Balance – December 31, 2023	—	$—	34,500,000	$3,450	$22,016,451	$(64,887,875)	$(42,867,974)

The accompanying notes are an integral part of the financial statements.

CHURCHILL CAPITAL CORP VII

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$16,385,077	$71,050,619
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on funds held in Trust Account	(40,206,646)	(20,048,815)
Unrealized loss on marketable securities held in Trust Account	—	28,229
Change in fair value of Warrant Liabilities	4,816,000	(57,516,000)
Reduction of deferred underwriting fee	(595,225)	—
Deferred tax provision	(836,312)	836,312
Changes in operating assets and liabilities:
Prepaid expenses	20,775	961,647
Accrued expenses	1,586,956	80,994
Income taxes payable	543,709	3,308,240
Net cash used in operating activities	(18,285,666)	(1,298,774)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(8,000,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	17,919,977	379,000
Cash withdrawn from Trust Account for working capital purposes	1,000,000	1,000,000
Cash withdrawn from Trust Account in connection with redemption	816,281,045	—
Net cash provided by investing activities	827,201,022	1,379,000

Cash Flows from Financing Activities:
Proceeds from extension promissory note - related party	8,000,000	—
Redemptions of common stock	(816,281,045)	—
Net cash used in financing activities	(808,281,045)	—

Net Change in Cash	634,311	80,226
Cash — Beginning of year	4,235,388	4,155,162
Cash — Ending of year	$4,869,699	$4,235,388

Supplemental cash flow information:
Cash paid for income taxes	$13,291,556	26,404

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$33,681,683	$14,751,969
Deferred underwriting fee payable	$(29,773,400)	$—
Excise tax liability accrued for common stock redemptions	$8,162,810	$—

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and completing its initial business combination with CorpAcq Group Plc. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On February 8, 2024, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on February 12, 2024, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from February 17, 2024 to August 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on February 9, 2024 and 951,810 shares of Class A common stock were redeemed, resulting in the payment of approximately $10 million from the trust account.

On February 9, 2024, the Sponsor amended the extension promissory note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay monthly extension payment in accordance with the extension. All other terms remain the same.

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

Following a stockholder vote on February 8, 2024, the Amended and Restated Certificate of Incorporation was amended to extend the window the Company had to complete a Business Combination from February 17, 2024 to August 17, 2024 or such earlier date as determined by the board of directors. If the Company is unable to complete a Business Combination by August 17, 2024 (or within any extended date that may be approved pursuant to a stockholder vote to extend the date by which we must complete our initial business combination (an “extension vote”)) (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $100,000 to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.

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

Liquidity and Going Concern

As of December 31, 2023, we had cash of $4,869,699. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. During the year ended December 31, 2023, the Company withdrew $835,201,022 from the Trust Account to pay tax obligations, fund working capital requirements and for redemptions.

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

Additionally, to fund working capital the Company has permitted withdrawals available up to an annual limit of $1,000,000. The Company may withdraw additional funds to pay income tax and franchise tax obligations. These permitted withdrawals are limited to only the interest available that has been earned in excess of the initial deposit at the Initial Public Offering. As of December 31, 2023, the Company has made a full working capital withdrawal of $1,000,000 for 2023.

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal. Such contributions are made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) August 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. On February 8, 2024, the stockholders of the Company approved a proposal to adopt an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from February 17, 2024 to August 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). As of December 31, 2023, the Extension Promissory Note had a balance of $8,000,000 with $1,000,000 available for withdrawal.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, Presentation of Financial Statements-Going Concern, the Company has until August 17, 2024 or such earlier date as determined by the board of directors to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not obtained by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the potential mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2024 or such earlier date as determined by the board of directors. The Company intends to complete a Business Combination by August 17, 2024.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is 1% of the fair market value of any shares repurchased by the repurchasing corporation during a taxable year, which may be potentially netted by the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

As of December 31, 2023, the cash balance of $4,869,699 reflected on the balance sheets include $4,560,077 that was withdrawn from the trust account and is only to be used for tax related expenses per the Trust Agreement entered into on February 11, 2021. On January 17, 2024, the Company paid estimated 2023 New York State tax and New York City tax of $1,734,609 and $2,068,219, respectively. The remaining $757,249 will be paid towards current accrued and future incurred tax obligations.

Cash and Marketable Securities Held in the Trust Account

As of December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in cash and U.S. Treasury Bills, respectively. During the year ended December 31, 2023, the Company withdrew from the Trust Account $17,919,977 to pay franchise and income taxes, $1,000,000 for working capital purposes and $816,281,045 to pay redeeming stockholders. During the year ended December 31, 2022, the Company withdrew from the Trust Account $379,000 to pay franchise and income taxes and $1,000,000 for working capital purposes. As of December 31, 2023, all trust account funds were held as cash in a demand deposit account that accrues interest monthly. As of December 31, 2022, all of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

On February 8, 2024, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on February 12, 2024, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from February 17, 2024 to August 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on February 9, 2024 and 951,810 shares of Class A Common Stock were redeemed, resulting in the payment of approximately $10 million from the trust account.

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

As of December 31, 2023 and 2022, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	(27,048,000)
Class A common stock issuance costs	(72,128,480)
Plus:
Remeasurement of carrying value to redemption value	99,176,480
Class A common stock subject to possible redemption as of December 31, 2021	1,380,000,000
Plus:
Remeasurement of carrying value to redemption value	14,751,969
Class A common stock subject to possible redemption as of December 31, 2022	1,394,751,969
Less:
Redemptions	(816,281,045)
Plus:
Remeasurement of carrying value to redemption value	33,681,683
Class A common stock subject to possible redemption as of December 31, 2023	$612,152,607

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 44.2% and 5.6% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to changes in fair value of warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States, New York City and New York State as its only “major” tax jurisdictions. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net income per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$11,766,741	$4,618,336	$56,840,495	$14,210,124
Denominator:
Basic and diluted weighted average shares outstanding	87,900,176	34,500,000	138,000,000	34,500,000
Basic and diluted net income per share of common stock	$0.13	$0.13	$0.41	$0.41

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

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $50,000 per month for office space and administrative and support services. For the year ended December 31, 2023, the Company incurred and paid $600,000 of such fees. For the year ended December 31, 2022, the Company incurred and paid $600,000 of such fees.

Promissory Note — Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of December 31, 2023 and 2022, there is no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. No Working Capital Loans were outstanding as of December 31, 2023 and 2022.

Extension Promissory Note—Related Party

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) August 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. On February 9, 2024, the sponsor amended the Extension Promissory Note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay the monthly extension payment in accordance with the extension. All other terms remain the same. As of December 31, 2023, the Extension Promissory Note had a balance of $8,000,000 with $1,000,000 available for withdrawal prior to the amendment of the Extension Promissory Note.

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

On July 12, 2023, the Company entered into an agreement with a Capital Markets Advisor to provide advisory and investment banking services in connection with the proposed Business Combination. The fee for these services will be mutually agreed upon prior to the closing of the proposed Business Combination. The mutually agreed upon fee will be payable at the closing of the proposed Business Combination. In addition to the mutually agreed upon fee, the Company will reimburse the Capital Markets Advisor up to $500,000 for reasonable documented out of pocket expenses. These reimbursable expenses are payable regardless of the outcome of the proposed Business Combination.

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

Underwriting Agreement

The Company granted the underwriters a forty-five (45)-day option from the date of Initial Public Offering to purchase up to 18,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. As a result of the underwriters’ election to fully exercise the over-allotment option, the underwriters purchased an additional 18,000,000 Units, at a price of $10.00 per Unit. The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $27,600,000 in the aggregate, payable upon the closing of the Initial Public Offering. In addition, the underwriters were to be entitled to a deferred fee of $0.35 per Unit, or $48,300,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

In November 2023, the Company received letters from BofA Securities, Inc., Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC, waiving their rights to their portion of the deferred underwriting fee. In aggregate, the underwriting fees waived total approximately $30.4 million dollars.

Excise Tax

In connection with the vote to approve the Charter Amendment, holders of 79,983,929 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $816,281,045. As such, the Company has recorded a 1% excise tax liability in the amount of $8,162,810 on the balance sheets as of December 31, 2023. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Due Diligence and Legal Fees

As of December 31, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay due diligence and legal fees in the amount of $11,786,895. These contingent fees are not reflected in the Company’s financial statements and will be expensed when the initial Business Combination is consummated.

Legal Fees

As of December 31, 2023, the Company, upon the consummation of an initial Business Combination will be required to pay legal fees in the amount of $27,119. For the year ended December 31, 2023, the Company recorded an expense of $0 and a reduction of $26,907 of such fees.

Fairness Opinion

On July 22, 2023, the Company entered into an agreement with an advisor to provide a fairness opinion on the perspective Business Combination as described above. Fees for the engagement will be $850,000, with a non-refundable retainer of $50,000 payable upon execution of this Agreement, $250,000 payable upon the advisor informing the Company that it is prepared to deliver the Opinion, and $550,000 payable upon closing of the Initial Business Combination. As of December 31, 2023, the Company has paid the $50,000 retainer, received the report, and paid the $250,000 which is included in operating costs on the Company’s statement of operations. As of December 31, 2023, $550,000 is due upon the completion of a Business Combination and is included within the $11,786,895 of contingent fees and not reflected in the Company’s financial statements.

Legal Demand Letter

On November 20, 2023, the Company received a demand letter from a putative stockholder alleging that the registration statement filed by CorpAcq Group Plc on Form F-4 with the SEC on November 17, 2023 contains misleading statements and/or omissions in violation of the federal securities laws and/or state fiduciary duty law. The stockholder demands that the Company and CorpAcq disclose additional information and purports to reserve the right to file a complaint. The amount of loss exposure, if any, cannot be reasonably estimated at this time.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 58,016,071 and 138,000,000 shares of Class A common stock issued and outstanding, respectively, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 34,500,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

At December 31, 2023 and 2022, there were 27,600,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

At December 31, 2023 and 2022, there were 32,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets (liability)
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	2,415,581	897,204
Unrealized gain on marketable securities	—	(836,312)
Total deferred tax assets (liability)	2,415,581	60,892
Valuation Allowance	(2,415,581)	(897,204)
Deferred tax liability	$—	$(836,312)

The income tax provision for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$8,014,392	$3,332,481
Deferred	(1,108,973)	389,469

State and Local
Current	5,821,959	—
Deferred	(1,245,716)	—

Change in valuation allowance	1,518,377	446,843

Income tax provision	$13,000,039	$4,168,793

As of December 31, 2023 and 2022, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and 2022 the change in the valuation allowance was $1,518,377 and $446,843, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	12.3%	0.0%
Deferred underwriting costs	(0.4)%	0.0%
Business combination costs	2.8%	0.0%
Change in fair value of warrant liabilities	3.3%	(16.0)%
Valuation allowance	5.2%	0.6%
Income tax provision	44.2%	5.6%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company's tax returns for the years ended December 31, 2023 and 2022 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,		December 31,
Description	Level	2023	Level	2022
Assets:
Marketable securities held in Trust Account	1	$—	1	$1,398,987,478

Liabilities:
Warrant liability- Public Warrants	1	3,588,000	1	1,380,000
Warrant liability- Private Placement Warrants	2	4,238,000	2	1,630,000

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Private Placement Warrants transferred from a Level 3 to a Level 2 fair value measurement during the year ended December 31, 2022 was $4,564,000. There were no transfers during the year ended December 31, 2023.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the financial statements.

On January 17, 2024, the Company borrowed $1,000,000 in connection with the Extension Promissory Note entered into on May 16, 2023 and deposited $1,000,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of January 17, 2024 the Extension Promissory Note had a balance of $9,000,000 with $0 available for withdrawal.

On January 17, 2024, the Company paid estimated 2023 New York State tax and New York City tax of $1,734,609 and $2,068,219, respectively.

On February 8, 2024, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on February 12, 2024, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from February 17, 2024 to August 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”). The Charter Amendment was filed with the Secretary of State of the State of Delaware on February 9, 2024 and 951,810 shares of Class A common stock were redeemed, resulting in the payment of approximately $10 million from the trust account.

On February 9, 2024, the Sponsor amended the extension promissory note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay monthly extension payment in accordance with the extension. All other terms remain the same.

On February 20, 2024, the Company borrowed $1,000,000 in connection with the Extension Promissory Note entered into on May 16, 2023, amended on February 9, 2024 and deposited $1,000,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of this filing the Extension Promissory Note had a balance of $10,000,000 with $5,000,000 available for withdrawal.

On February 21, 2024, the Company withdrew $1,021,975 from the Trust Account to pay for estimated 2024 tax obligations.

On March 1, 2024, Churchill VII received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless Churchill VII timely requested a hearing (“Hearing Request”) before the Nasdaq Hearings Panel (the “Panel”) by March 8, 2024, trading of Churchill VII’s securities on the Nasdaq Global Market would be suspended at the opening of business on March 12, 2024, due to Churchill VII’s non-compliance with Nasdaq Listing Rule IM-5101-2.

On March 8, 2024, Churchill VII submitted a Hearing Request with the Panel in accordance with the Notice and pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Hearing Request will stay the suspension and delisting of Churchill’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

On March 15, 2024, the Company borrowed $1,000,000 in connection with the Extension Promissory Note entered into on May 16, 2023, amended on February 9, 2024 and deposited $1,000,000 into the Trust Account in connection with the extension amendment entered into on May 16, 2023. As of this filing, the Extension Promissory Note had a balance of $11,000,000 with $4,000,000 available for withdrawal.