Form 10-Q
period 2024-03-31
Churchill Capital Corp VII
filed 2024-05-03
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

(212) 380-7500
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fifth of one warrant	CVII.U	The Nasdaq Stock Market LLC
Shares of Class A common stock	CVII	The Nasdaq Stock Market LLC
Warrants included as part of the units	CVIIW	The Nasdaq Stock Market LLC

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

As of May 3, 2024, there were 57,064,261 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CHURCHILL CAPITAL CORP VII

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VII

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$719,715	$4,869,699
Prepaid expenses	170,746	141,166
Total current assets	890,461	5,010,865

Cash and marketable securities held in Trust Account	611,787,389	611,993,102
TOTAL ASSETS	$612,677,850	$617,003,967

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,182,304	$1,895,840
Income taxes payable	2,933,636	3,876,190
Excise tax liability	8,263,754	8,162,810
Extension promissory note - related party	11,000,000	8,000,000
Total current liabilities	24,379,694	21,934,840

Deferred legal fee	27,119	27,119
Warrant liabilities	19,264,000	7,826,000
Deferred underwriting fee payable	17,931,375	17,931,375
TOTAL LIABILITIES	61,602,188	47,719,334

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, 57,064,261 and 58,016,071 shares at redemption value of approximately $10.67 and $10.55 as of March 31, 2024 and December 31, 2023, respectively	609,057,895	612,152,607

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 34,500,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3,450	3,450
Additional paid-in capital	14,915,789	22,016,451
Accumulated deficit	(72,901,472)	(64,887,875)
TOTAL STOCKHOLDERS’ DEFICIT	(57,982,233)	(42,867,974)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$612,677,850	$617,003,967

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Operating costs	$1,626,015	$1,117,063
Loss from operations	(1,626,015)	(1,117,063)

Other (expenses) income:
Change in fair value of warrant liabilities	(11,438,000)	(4,214,000)
Interest earned on marketable securities held in Trust Account	7,910,692	12,590,026
Other (expenses) income	(3,527,308)	8,376,026

(Loss) income before provision for income taxes	(5,153,323)	7,258,963
Provision for income taxes	(2,860,274)	(2,923,470)
Net (loss) income	$(8,013,597)	$4,335,493

Basic and diluted weighted average shares outstanding, Class A common stock	57,508,439	138,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.09)	$0.03

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	34,500,000

Basic and diluted net (loss) income per share, Class B common stock	$(0.09)	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	34,500,000	$3,450	$22,016,451	$(64,887,875)	$(42,867,974)

Remeasurement adjustment on redeemable common stock	—	—	—	—	(6,999,718)	—	(6,999,718)

Excise tax imposed on common stock redemptions	—	—	—	—	(100,944)	—	(100,944)

Net loss	—	—	—	—	—	(8,013,597)	(8,013,597)

Balance – March 31, 2024	—	$—	34,500,000	$3,450	$14,915,789	$(72,901,472)	$(57,982,233)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	34,500,000	$3,450	$—	$(47,185,408)	$(47,181,958)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(8,615,803)	(8,615,803)

Net income	—	—	—	—	—	4,335,493	4,335,493

Balance – March 31, 2023	—	$—	34,500,000	$3,450	$—	$(51,465,718)	$(51,462,268)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(8,013,597)	$4,335,493
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on funds held in Trust Account	(7,910,692)	(12,590,026)
Change in fair value of warrant liabilities	11,438,000	4,214,000
Deferred tax provision	—	(836,312)
Changes in operating assets and liabilities:
Prepaid expenses	(29,580)	(79,629)
Accrued expenses	286,464	310,048
Income taxes payable	(942,554)	3,759,782
Net cash used in operating activities	(5,171,959)	(886,644)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(3,000,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes and for working capital purposes	1,021,975	—
Cash withdrawn from Trust Account in connection with redemption	10,094,430	—
Net cash provided by investing activities	8,116,405	—

Cash Flows from Financing Activities:
Proceeds from extension promissory note - related party	3,000,000	—
Redemptions of common stock	(10,094,430)	—
Net cash used in financing activities	(7,094,430)	—

Net Change in Cash	(4,149,984)	(886,644)
Cash — Beginning of period	4,869,699	4,235,388
Cash — End of period	$719,715	$3,348,744

Supplemental cash flow information:
Cash paid for income taxes	$3,802,828	$—

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$6,999,718	$8,615,803
Excise tax liability accrued for common stock redemptions	$100,944	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and completing its initial business combination with CorpAcq Group Plc. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On May 11, 2023, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on May 16, 2023, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from May 17, 2023 to February 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “2023 Charter Amendment”). The 2023 Charter Amendment was filed with the Secretary of State of the State of Delaware on May 16, 2023 and 79,983,929 shares of Class A common stock were redeemed, resulting in the payment of $816,281,045 from the Trust Account.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

On February 8, 2024, the stockholders of the Company approved a proposal to adopt an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from February 17, 2024 to August 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “2024 Charter Amendment”). The 2024 Charter Amendment was filed with the Secretary of State of the State of Delaware on February 9, 2024 and 951,810 shares of Class A common stock were redeemed, resulting in the payment of approximately $10 million from the Trust Account.

On March 1, 2024, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that, unless the Company timely requested a hearing (“Hearing Request”) before the Nasdaq Hearings Panel (the “Panel”) by March 8, 2024, trading of the Company’s securities on the Nasdaq Global Market would be suspended at the opening of business on March 12, 2024, due to the Company’s non-compliance with Nasdaq Listing Rule IM-5101-2.

On March 8, 2024, the Company submitted a Hearing Request with the Panel in accordance with the Notice and pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Hearing Request will stay the suspension and delisting of Churchill’s securities and the filing of the Form 25-NSE pending the Panel’s decision.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2024, we had cash of $719,715 of which $454,142 is withdrawn from trust and to be used for tax obligations. In April 2024, the Company withdrew $1,650,181 from the Trust Account for income tax, franchise tax expenses and working capital and paid $3,036,682 in income tax and franchise tax. On April 11, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company an aggregate principal amount of up to $1,000,000, of which $1,000,000 was borrowed as of this filing. We intend to use the remaining funds held outside the Trust Account primarily to structure, negotiate and complete the Business Combination with CorpAcq. During the three months ended March 31, 2024, the Company withdrew $11,116,405 from the Trust Account to pay tax obligations, working capital purposes and redemptions.

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

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal. Such contributions are made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) August 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. On February 8, 2024, the stockholders of the Company approved the 2024 Charter Amendment. On February 9, 2024, the Sponsor amended the extension promissory note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay monthly extension payment in accordance with the extension. All other terms remain the same. As of March 31, 2024, the Extension Promissory Note had a balance of $11,000,000 with $4,000,000 available for withdrawal.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future periods.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Cash and Marketable Securities Held in the Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash. During the three months ended March 31, 2024, the Company withdrew from the Trust Account $1,021,975 to pay franchise, income taxes and working capital purposes and $10,094,430 to pay redeeming stockholders in connection with the 2024 Charter Amendment described in Note 1. During the year ended December 31, 2023, the Company withdrew from the Trust Account $18,919,977 to pay franchise and income taxes and working capital purposes and $816,281,045 to pay redeeming stockholders. As of March 31, 2024 and December 31, 2023, all Trust Account funds were held as cash in a demand deposit account that accrues interest monthly. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

On May 11, 2023, the stockholders of the Company approved the 2023 Charter Amendment. The 2023 Charter Amendment was filed with the Secretary of State of the State of Delaware and 79,983,929 shares of Class A common stock were redeemed, resulting in the payment of $816,281,045 from the Trust Account.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

On February 8, 2024, the stockholders of the Company approved the 2024 Charter Amendment. The 2024 Charter Amendment was filed with the Secretary of State of the State of Delaware on February 9, 2024 and 951,810 shares of Class A common stock were redeemed, resulting in the payment of $10,094,430 from the Trust Account.

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

As of March 31, 2024 and December 31, 2023, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	(27,048,000)
Class A common stock issuance costs	(72,128,480)
Plus:
Remeasurement of carrying value to redemption value	99,176,480
Class A common stock subject to possible redemption as of December 31, 2021	1,380,000,000
Plus:
Remeasurement of carrying value to redemption value	14,751,969
Class A common stock subject to possible redemption as of December 31, 2022	1,394,751,969
Less:
Redemptions	(816,281,045)
Plus:
Remeasurement of carrying value to redemption value	33,681,683
Class A common stock subject to possible redemption as of December 31, 2023	612,152,607
Less:
Redemptions	(10,094,430)
Plus:
Remeasurement of carrying value to redemption value	6,999,718
Class A common stock subject to possible redemption as of March 31, 2024	$609,057,895

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (55.50)% and 40.27% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to changes in fair value of warrant liability and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for unaudited condensed financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The calculation of diluted net (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net (loss) income per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income	$(5,008,774)	$(3,004,823)	$3,468,394	$867,099
Denominator:
Basic and diluted weighted average shares outstanding	57,508,439	34,500,000	138,000,000	34,500,000
Basic and diluted net (loss) income per share of common stock	$(0.09)	$(0.09)	$0.03	$0.03

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, exceeds the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature, except for the Company’s derivative instruments (see Note 9).

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MARCH 31, 2024

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $50,000 per month for office space and administrative and support services. For three months ended March 31, 2024, the Company incurred and paid $150,000 of such fees. For the three months ended March 31, 2023, the Company incurred and paid $150,000 of such fees.

Promissory Note—Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of March 31, 2024 and December 31, 2023, there is no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans will be repaid upon consummation of a Business Combination, without interest. No Working Capital Loans were outstanding as of March 31, 2024 and December 31, 2023 (see Note 10).

Extension Promissory Note—Related Party

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal pursuant to the 2023 Charter Amendment. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provided up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) August 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. On February 9, 2024, the sponsor amended the Extension Promissory Note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay the monthly extension payment in accordance with the extension and extend the maturity date to August 15, 2024. All other terms remain the same. As of March 31, 2024, the Extension Promissory Note had a balance of $11,000,000 with $4,000,000 available for withdrawal prior to the amendment of the Extension Promissory Note.

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

MARCH 31, 2024

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

Capital Markets Advisory Agreement

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

reasonable documented out of pocket expenses. These reimbursable expenses are payable regardless of the outcome of the proposed Business Combination.

Registration Rights

Pursuant to a registration rights agreement entered into on February 11, 2021, the holders of the Founder Shares and Private Placement Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion into shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders of these securities have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.

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

Excise Tax

In connection with the vote to approve the Charter Amendment, holders of 79,983,929 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $816,281,045. In connection with the vote to approve the proposal to adopt the 2024 Charter Amendment at the Special Meeting held on February 8, 2024, holders of 951,810 shares of Class A common atock exercised their right to redeem their shares for cash at a redemption price of approximately $10.61 per share, for a total aggregate redemption amount of approximately $10 million. Upon payment of the redemption, approximately $605 million will remain in the Trust Account prior to any additional Contributions made by the Sponsor pursuant to the Promissory Note following the effectiveness of the 2024 Charter Amendment. As such, the Company has recorded a 1% excise tax liability in the amount of $8,263,754 in connection with both redemptions on the balance sheets as of March 31, 2024. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Due Diligence and Legal Fees

As of March 31, 2024, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $14,426,496. These contingent fees are not reflected in the Company’s unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Legal Fees

As of March 31, 2024, the Company, upon the consummation of an initial Business Combination will be required to pay due diligence and legal fees in the amount of $27,119.

Fairness Opinion

On July 22, 2023, the Company entered into an agreement with an advisor to provide a fairness opinion on the perspective Business Combination as described above. Fees for the engagement will be $850,000, with a non-refundable retainer of $50,000 payable upon execution of this Agreement, $250,000 payable upon the advisor informing the Company that it is prepared to deliver the Opinion, and $550,000 payable upon closing of the Initial Business Combination. As of March 31, 2024, the Company has paid the $50,000 retainer, received the report, and paid the $250,000 which is included in operating costs on the Company’s statement of operations for the year ended December 31, 2023. As of March 31, 2024, $550,000 is due upon the completion of a Business Combination and is included within the $14,426,496 of contingent fees and not reflected in the Company’s unaudited condensed financial statements.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 57,064,261 and 58,016,071 shares of Class A common stock issued and outstanding, respectively, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 34,500,000 shares of Class B common stock issued and outstanding.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

NOTE 8. WARRANT LIABILITIES

At March 31, 2024 and December 31, 2023, there were 27,600,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

At March 31, 2024 and December 31, 2023, there were 32,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,		December 31,
Description	Level	2024	Level	2023
Assets:
Marketable securities held in Trust Account	1	$—	1	$—

Liabilities:
Warrant liability- Public Warrants	1	8,832,000	1	3,588,000
Warrant liability- Private Placement Warrants	2	10,432,000	2	4,238,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are measured at fair value at inception and on a recurring basis, with changes in fair value recorded in the statements of operations.

The Public and Private Placement Warrants were valued as of February 17, 2021 using a Monte Carlo simulation model and a Modified Black Scholes model, respectively, which are considered to be a Level 3 fair value measurement. The Monte Carlo simulation and the Modified Black-Scholes models’ primary unobservable input utilized in determining the fair value of the Public and Private Placement Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 80%, which was estimated based on the observed success rates of business combinations for special purpose acquisition companies. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker CVIIW. For subsequent measurements of the Private Placement Warrants after detachment, a Modified Black Scholes Option Pricing model was used. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility was implied from the Company’s own Public Warrant pricing. Other key assumptions used in connection with the Modified Black Scholes model were expected life, risk free rate, and dividend yield, which were based on market conditions, management assumptions, and terms of the warrant agreement.

At issuance, the estimated fair value of the Private Placement Warrants and the estimated fair value of the Public Warrants was determined by a Monte Carlo simulation. As of September 30, 2022, the Private Placement Warrants were transferred to a Level 2 fair value measurement, as the Private Placement Warrants are being valued using the associated observable market of the Public Warrants.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three months ended March 31, 2024.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 11, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company an aggregate principal amount of up to $1,000,000 (the “Working Capital Promissory Note”). The Working Capital Promissory Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Promissory Note; however, no proceeds from the Trust Account may be used for such repayment.

In April 2024, the Company withdrew $1,650,181 from the Trust Account for income taxes, franchise taxes and working capital and paid $3,036,682 in income taxes and franchise taxes.

On April 17, 2024, the Company borrowed $1,000,000 in connection with the Extension Promissory Note entered into on May 16, 2023, amended on February 9, 2024 and deposited $1,000,000 into the Trust Account. As of April 17, 2024, the Extension Promissory Note had a balance of $12,000,000 with $3,000,000 available for withdrawal.

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

On February 8, 2024, the stockholders of the Company approved a proposal to adopt an amendment, which is described in more detail in the definitive proxy statement of the Company filed with the SEC on February 12, 2024, to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from February 17, 2024 to August 17, 2024 (or such earlier date as determined by the Company’s board of directors) (the “2024 Charter Amendment”). The 2024 Charter Amendment was filed with the Secretary of State of the State of Delaware on February 9, 2024 and 951,810 shares of Class A common stock were redeemed, resulting in the payment of approximately $10 million from the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target for our business combination and completing an initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net loss of $8,013,597, which consisted of change in fair value of warrant liabilities of $11,438,000, provision for income taxes of $2,860,274, and operating costs of $1,626,015, partially offset by interest earned on marketable securities held in the Trust Account of $7,910,692.

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

As of March 31, 2024, we had cash held in the Trust Account of $611,787,389. Interest income on the balance in the Trust Account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). During the three months ended March 31, 2024, the Company withdrew from the Trust Account $1,021,975 to pay franchise, income taxes and working capital and $10,094,430 to pay redeeming stockholders.

For the three months ended March 31, 2024, cash used in operating activities was $5,171,959. Net loss of $8,013,597 was affected by the change in the value of the warrant liabilities of $11,438,000 and interest earned on marketable securities held in Trust Account of $7,910,692. Changes in operating assets and liabilities used $685,670 of cash for operating activities.

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

As of March 31, 2024, we had cash of $719,715 of which $454,142 is withdrawn from trust and to be used for tax obligations. In April 2024, the Company withdrew $1,650,181 from the Trust Account for income taxes, franchise taxes and working capital and paid $3,036,682 in income taxes and franchise taxes. On April 11, 2024, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company an aggregate principal amount of up to $1,000,000, of which $1,000,000 was borrowed as of this filing. We intend to use the remaining funds held outside the Trust Account primarily to structure, negotiate and complete the business combination with CorpAcq.

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

On May 16, 2023, our sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the sponsor. On February 9, 2024, our sponsor amended the Extension Promissory Note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay monthly extension payment in accordance with the extension. All other terms remain the same. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the business combination, (ii) August 15, 2024 and (iii) if a business combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a business combination and (2) the date that the winding up of the Company is effective. As of March 31, 2024, the Extension Promissory Note had a balance of $11,000,000 with $4,000,000 available for withdrawal prior to the amendment of the Extension Promissory Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. The following are the critical accounting policies:

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

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In the first quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

CHURCHILL CAPITAL CORP VII

Date: May 3, 2024	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
Date: May 3, 2024
	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)