Form 10-Q
period 2024-06-30
Churchill Capital Corp VII
filed 2024-08-14
CIK 1828248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 14, 2024, there were 57,064,261 shares of Class A common stock, $0.0001 par value, and 34,500,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CHURCHILL CAPITAL CORP VII

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

CHURCHILL CAPITAL CORP VII

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets
Cash	$2,825	$4,869,699
Prepaid expenses	89,206	141,166
Total current assets	92,031	5,010,865

Cash and marketable securities held in Trust Account	618,365,971	611,993,102
TOTAL ASSETS	$618,458,002	$617,003,967

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,790,525	$1,895,840
Income taxes payable	7,296	3,876,190
Excise tax liability	8,263,754	8,162,810
Extension promissory note - related party	15,094,997	8,000,000
Total current liabilities	26,156,572	21,934,840

Deferred legal fee	27,119	27,119
Warrant liabilities	21,070,000	7,826,000
Deferred underwriting fee payable	17,931,375	17,931,375
TOTAL LIABILITIES	65,185,066	47,719,334

COMMITMENTS AND CONTINGENCIES

Class A common stock subject to possible redemption, 57,064,261 and 58,016,071 shares at redemption value of approximately $10.82 and $10.55 as of June 30, 2024 and December 31, 2023, respectively	617,287,268	612,152,607

Stockholders’ deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 100,000,000 shares authorized; 34,500,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	3,450	3,450
Additional paid-in capital	6,686,416	22,016,451
Accumulated deficit	(70,704,198)	(64,887,875)
TOTAL STOCKHOLDERS’ DEFICIT	(64,014,332)	(42,867,974)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$618,458,002	$617,003,967

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating costs	$1,275,102	$1,353,170	$2,901,117	$2,470,233
Loss from operations	(1,275,102)	(1,353,170)	(2,901,117)	(2,470,233)

Other income (expense):
Change in fair value of warrant liabilities	(1,806,000)	(1,204,000)	(13,244,000)	(5,418,000)
Interest earned on marketable securities held in Trust Account	7,956,021	11,855,977	15,866,713	24,446,003
Other income, net	6,150,021	10,651,977	2,622,713	19,028,003

Income (loss) before provision for income taxes	4,874,919	9,298,807	(278,404)	16,557,770
Provision for income taxes	(2,677,645)	(3,087,466)	(5,537,919)	(6,010,936)
Net income (loss)	$2,197,274	$6,211,341	$(5,816,323)	$10,546,834

Basic and diluted weighted average shares outstanding, Class A common stock	57,064,261	98,896,746	57,285,123	118,448,373

Basic and diluted net income (loss) per share, Class A common stock	$0.02	$0.05	$(0.06)	$0.07

Basic and diluted weighted average shares outstanding, Class B common stock	34,500,000	34,500,000	34,500,000	34,500,000

Basic and diluted net income (loss) per share, Class B common stock	$0.02	$0.05	$(0.06)	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	—	$—	34,500,000	$3,450	$22,016,451	$(64,887,875)	$(42,867,974)

Remeasurement adjustment on redeemable common stock	—	—	—	—	(6,999,718)	—	(6,999,718)

Excise tax imposed on common stock redemptions	—	—	—	—	(100,944)	—	(100,944)

Net loss	—	—	—	—	—	(8,013,597)	(8,013,597)

Balance — March 31, 2024	—	—	34,500,000	3,450	14,915,789	(72,901,472)	(57,982,233)

Remeasurement adjustment on redeemable common stock	—	—	—	—	(8,229,373)	—	(8,229,373)

Net income	—	—	—	—	—	2,197,274	2,197,274

Balance — June 30, 2024	—	$—	34,500,000	$3,450	$6,686,416	$(70,704,198)	$(64,014,332)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	34,500,000	$3,450	$—	$(47,185,408)	$(47,181,958)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(8,615,803)	(8,615,803)

Net income	—	—	—	—	—	4,335,493	4,335,493

Balance — March 31, 2023	—	—	34,500,000	3,450	—	(51,465,718)	(51,462,268)

Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(10,719,597)	(10,719,597)

Excise tax imposed on common stock redemptions	—	—	—	—	—	(8,162,810)	(8,162,810)

Net income	—	—	—	—	—	6,211,341	6,211,341

Balance — June 30, 2023	—	$—	34,500,000	$3,450	$—	$(64,136,784)	$(64,133,334)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(5,816,323)	$10,546,834
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on funds held in Trust Account	(15,866,713)	(24,446,003)
Change in fair value of warrant liabilities	13,244,000	5,418,000
Deferred tax provision	—	(836,312)
Changes in operating assets and liabilities:
Prepaid expenses	51,960	(431,222)
Accrued expenses	894,685	319,693
Income taxes payable	(3,868,894)	(1,416,542)
Net cash used in operating activities	(11,361,285)	(10,845,552)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(6,000,997)	(2,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes and for working capital purposes	5,400,411	10,088,297
Cash withdrawn from Trust Account in connection with redemption	10,094,430	816,281,045
Net cash provided by investing activities	9,493,844	824,369,342

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	7,094,997	2,000,000
Redemptions of common stock	(10,094,430)	(816,281,045)
Net cash used in financing activities	(2,999,433)	(814,281,045)

Net Change in Cash	(4,866,874)	(757,255)
Cash — Beginning of period	4,869,699	4,235,388
Cash — End of period	$2,825	$3,478,133

Supplemental cash flow information:
Cash paid for income taxes	$9,418,837	$8,263,790

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$15,229,091	$19,335,400
Excise tax liability accrued for common stock redemptions	$100,944	$8,162,810

The accompanying notes are an integral part of the unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and completing its initial business combination with CorpAcq Group Plc. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

On March 8, 2024, the Company submitted a Hearing Request with the Panel in accordance with the Notice and pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. On May 13, 2024, the Company received written notice from the Hearing Panel of Nasdaq granting the request for continued listing on Nasdaq, subject to the Company demonstrating compliance with the Nasdaq Global Market’s initial listing requirements, as specified by Nasdaq Listing Rule 5405, on or before August 17, 2024.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

reduce the possibility that the Sponsor will have to indemnify the Company due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of June 30, 2024, we had cash of $2,825. On April 11, 2024 and May 15, 2024, the Company entered into promissory notes (the “Working Capital Promissory Notes”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company an aggregate principal amount of up to $1,000,000 and $250,000, respectively. As of June 30, 2024, the Company has borrowed $1,000,000 and $94,000 against the Working Capital Promissory Notes, with $0 and $156,000 available for withdrawal, respectively. We intend to use the remaining funds held outside the Trust Account primarily to structure, negotiate and complete the Business Combination with CorpAcq.

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

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal. Such contributions are made pursuant to a non-interest bearing, unsecured promissory note (the “Extension Promissory Note”) issued by the Company to the Sponsor. The Extension Promissory Note provides up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) August 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. On February 8, 2024, the stockholders of the Company approved the 2024 Charter Amendment. On February 9, 2024, the Sponsor amended the extension promissory note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay monthly extension payment in accordance with the extension. All other terms remain the same. As of June 30, 2024, the Extension Promissory Note had a balance of $14,000,997 with $999,003 available for withdrawal.

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

JUNE 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024. The interim results for the three and six months

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future periods.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the Company’s balance sheets or reported results of operations. An adjustment has been made to the unaudited condensed statement of cash flows for the six months ended June 30, 2023, to reclassify amounts withdrawn from Trust Account for working capital purposes to be included with amounts withdrawn from Trust Account for taxes.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Cash and Marketable Securities Held in the Trust Account

As of June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash. During the six months ended June 30, 2024, the Company withdrew from the Trust Account $5,400,411 to pay franchise, income taxes and working capital purposes and $10,094,430 to pay redeeming stockholders in connection with the 2024 Charter Amendment described in Note 1. During the year ended December 31, 2023, the Company withdrew from the Trust Account $18,919,977 to pay franchise and income taxes and working capital purposes and $816,281,045 to pay redeeming stockholders. As of June 30, 2024 and December 31, 2023, all Trust Account funds were held as cash in a demand deposit account that accrues interest monthly. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are shown in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

As of June 30, 2024 and December 31, 2023, the Class A common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$1,380,000,000
Less:
Proceeds allocated to Public Warrants	(27,048,000)
Class A common stock issuance costs	(72,128,480)
Plus:
Remeasurement of carrying value to redemption value	99,176,480
Class A common stock subject to possible redemption as of December 31, 2021	1,380,000,000
Plus:
Remeasurement of carrying value to redemption value	14,751,969
Class A common stock subject to possible redemption as of December 31, 2022	1,394,751,969
Less:
Redemptions	(816,281,045)
Plus:
Remeasurement of carrying value to redemption value	33,681,683
Class A common stock subject to possible redemption as of December 31, 2023	612,152,607
Less:
Redemptions	(10,094,430)
Plus:
Remeasurement of carrying value to redemption value	15,229,091
Class A common stock subject to possible redemption as of June 30, 2024	$617,287,268

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

recorded against it. Our effective tax rate was 54.93% and 33.20% for the three months ended June 30, 2024 and 2023, respectively, and (1,989.17)% and 36.30% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to changes in fair value of warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share of common stock as the redemption value approximates fair value.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement to purchase an aggregate of 60,200,000 shares of common stock in the calculation of diluted net income (loss) per share of common stock, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2024 and 2023, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$1,369,375	$827,899	$4,604,921	$1,606,420	$(3,630,096)	$(2,186,227)	$8,167,824	$2,379,010
Denominator:
Basic and diluted weighted average shares outstanding	57,064,261	34,500,000	98,896,746	34,500,000	57,285,123	34,500,000	118,448,373	34,500,000
Basic and diluted net income (loss) per share of common stock	$0.02	$0.02	$0.05	$0.05	$(0.06)	$(0.06)	$0.07	$0.07

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

JUNE 30, 2024

(UNAUDITED)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on February 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, pursuant to which the Company pays an affiliate of the Sponsor a total of $50,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2024, the Company incurred $150,000 and $300,000 of such fees, respectively. As of June 30, 2024 and December 31, 2023, $100,000 and $0, respectively, was included in accrued expenses on the Company’s consolidated balance sheets. For the three and six months ended June 30, 2023, the Company incurred and paid $150,000 and $300,000 of such fees, respectively.

Promissory Note—Related Party

On December 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $600,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of June 30, 2024 and December 31, 2023, there is no outstanding balance under the Promissory Note. The borrowings outstanding under the Promissory Note in the amount of $375,000 were repaid upon the consummation of the Initial Public Offering on February 17, 2021. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

used to repay the Working Capital Loans. The Working Capital Loans will be repaid upon consummation of a Business Combination, without interest. No Working Capital Loans were outstanding as of June 30, 2024 and December 31, 2023.

On April 11, 2024 and May 15, 2024, the Company entered into promissory notes with the Sponsor pursuant to which the Sponsor agreed to loan the Company an aggregate principal amount of up to $1,000,000 and $250,000, respectively (the “Working Capital Promissory Notes”). The Working Capital Promissory Notes are non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Working Capital Promissory Notes; however, no proceeds from the Trust Account may be used for such repayment. As of June 30, 2024, the Company has borrowed $1,000,000 and $94,000 against the Working Capital Promissory Notes, with $0 and $156,000 available for withdrawal, respectively.

Extension Promissory Note—Related Party

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal pursuant to the 2023 Charter Amendment. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provided up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) August 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. On February 9, 2024, the Sponsor amended the Extension Promissory Note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay the monthly extension payment in accordance with the extension and extend the maturity date to August 15, 2024. As of June 30, 2024, the Extension Promissory Note had a balance of $14,000,997 with $999,003 available for withdrawal.

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

The total consideration to be paid to the shareholders of CorpAcq will be equal to the sum of:

●	an amount in U.S. Dollars (the “Closing Seller Cash Consideration”) equal to the sum of (a) all available cash and cash equivalents of the Company and its subsidiaries, including all amounts in the Trust Account of the Company (after reduction for the aggregate amount of payments required to be made in connection with the CCVII Stockholder Redemption (defined in the Merger Agreement)), plus the CCVII Facilitated Financing Amount (as defined in the Merger Agreement), if any, in each case calculated as of immediately prior to closing and without giving effect to the Delayed Financing Amount (as defined in the Merger Agreement) minus (b) the aggregate amount of the CorpAcq Transaction Expenses and CCVII Transaction Expenses (each, as defined in the Merger Agreement), minus (c) an amount in cash equal to the amount required to fully redeem all of the preferred shares of CorpAcq outstanding immediately prior to closing, minus (d) an amount equal to $128,600,000 minus the CorpAcq Holder Facilitated Financing Amount (defined in the Merger Agreement), if any (clauses (a)-(d), collectively, the “Closing Seller Preliminary Cash Consideration”), minus (e) 99.99% of the amount by which the Closing Seller Preliminary Cash Consideration exceeds $257,200,000 (or such lesser amount as indicated by CorpAcq); plus

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Excise Tax

In connection with the vote to approve the Charter Amendment, holders of 79,983,929 shares of Class A common stock properly exercised their right to redeem their shares of Class A common stock for an aggregate redemption amount of $816,281,045. In connection with the vote to approve the proposal to adopt the 2024 Charter Amendment at the Special Meeting held on February 8, 2024, holders of 951,810 shares of Class A common atock exercised their right to redeem their shares for cash at a redemption price of approximately $10.61 per share, for a total aggregate redemption amount of approximately $10 million. Upon payment of the redemption, approximately $605 million will remain in the Trust Account prior to any additional Contributions made by the Sponsor pursuant to the Promissory Note following the effectiveness of the 2024 Charter Amendment. As such, the Company has recorded a 1% excise tax liability in the amount of $8,263,754 in connection with both redemptions on the balance sheets as of June 30, 2024. The liability does not impact the statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available.

Due Diligence and Legal Fees

As of June 30, 2024, the Company, contingent upon the consummation of an initial Business Combination, will be required to pay due diligence and legal fees in the amount of $15,905,582. These contingent fees are not reflected in the Company’s unaudited condensed financial statements.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

Legal Fees

As of June 30, 2024, the Company, upon the consummation of an initial Business Combination will be required to pay due diligence and legal fees in the amount of $27,119.

Fairness Opinion

On July 22, 2023, the Company entered into an agreement with an advisor to provide a fairness opinion on the perspective Business Combination as described above. Fees for the engagement will be $850,000, with a non-refundable retainer of $50,000 payable upon execution of this Agreement, $250,000 payable upon the advisor informing the Company that it is prepared to deliver the Opinion, and $550,000 payable upon closing of the Initial Business Combination. As of June 30, 2024, the Company has paid the $50,000 retainer, received the report, and paid the $250,000 which is included in operating costs on the Company’s statement of operations for the year ended December 31, 2023. As of June 30, 2024, $550,000 is due upon the completion of a Business Combination and is included within the $15,905,582 of contingent fees and not reflected in the Company’s unaudited condensed financial statements.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 57,064,261 and 58,016,071 shares of Class A common stock issued and outstanding, respectively, including Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 34,500,000 shares of Class B common stock issued and outstanding.

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

JUNE 30, 2024

(UNAUDITED)

or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued, or to be issued, to any seller in a Business Combination.

NOTE 8. WARRANT LIABILITIES

At June 30, 2024 and December 31, 2023, there were 27,600,000 Public Warrants outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Public Warrants will become exercisable on the later of (a) thirty (30) days after the completion of a Business Combination or (b) twelve (12) months from the closing of the Initial Public Offering. The Public Warrants will expire five (5) years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2024

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

At June 30, 2024 and December 31, 2023, there were 32,600,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until thirty (30) days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,		December 31,
Description	Level	2024	Level	2023
Assets:
Marketable securities held in Trust Account	1	$—	1	$—

Liabilities:
Warrant liability- Public Warrants	1	9,660,000	1	3,588,000
Warrant liability- Private Placement Warrants	2	11,410,000	2	4,238,000

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three and six months ended June 30, 2024.

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

On July 25, 2024, the Company borrowed $999,003 in connection with the Extension Promissory Note entered into on May 16, 2023, amended on February 9, 2024 and was advanced $2,137 from the Sponsor, which was deposited into the Trust Account in the amount of $1,001,140. As of July 25, 2024, the Extension Promissory Note had a balance of $15,000,000 with $0 available for withdrawal.

On July 25, 2024, the Company convened and then adjourned the special meeting of the Company stockholders (the “Stockholder Special Meeting”) and the meeting of the Company warrant holders (the “Warrant Holder Meeting”), each to be held in connection with the Business Combination, in each case as described in greater detail in the Company’s definitive proxy statement filed with the SEC on June 20, 2024 (the “Proxy Statement”). The Stockholder Special Meeting was reconvened on August 12, 2024 at 10:00 A.M., Eastern Time, and the Warrant Holder Meeting was reconvened on August 12, 2024 at 10:30 A.M., Eastern Time.

As previously disclosed in the Company’s Form 8-K filed on August 5, 2024, in connection with the Business Combination, prior to the closing of the Business Combination, the Company is seeking to enter into (a) certain non redemption and subscription agreements (the “Non-Redemption Agreements”) with certain Company stockholders (the “Committed Stockholders”), (b) certain ordinary shares subscription agreements (the “Ordinary Shares Subscription Agreements”) with certain Company stockholders and other persons (collectively, the “PIPE Investors”), to secure an aggregate amount of funds in the Trust Account in the range of approximately $350,000,000 to $500,000,000 or more and/or (c) an ordinary shares subscription agreement (the “Sponsor Ordinary Shares Subscription Agreement”) with the Sponsor. Pursuant to the Non-Redemption Agreements, the Ordinary Shares Subscription Agreements and the Sponsor Ordinary Shares Subscription Agreements, the Committed Stockholders, the PIPE Investors and the Sponsor, respectively, would subscribe for and purchase from the post-combination company a number of Post-Combination Company Ordinary A1 Shares. In the case of the Non-Redemption Agreements, the Committed Stockholders would also agree not to sell prior to the closing of the Business Combination a designated number of shares of Class A common stock or exercise any redemption rights in respect of such shares.

CHURCHILL CAPITAL CORP VII

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

In the event that, the Company enters into Non-Redemption Agreements and/or Ordinary Shares Subscription Agreements, the parties intend to amend the Merger Agreement and that certain letter agreement, dated as of August 1, 2023, from the Sponsor and certain individuals, each of whom is a member of the Company’s board of directors and/or management team, to the Company and CorpAcq to (a) increase the Sponsor’s forfeiture by an aggregate of up to 9,000,000 shares of Class B common stock, and (b) increase the shares to be issued to CorpAcq shareholders by an aggregate of up to 9,000,000 post-combination company ordinary shares.

There can be no assurances that the parties will enter into agreements in respect of the non-redemption, PIPE investment and/or sponsor investment for the anticipated amounts or any amount or that such arrangements will not be entered into on other terms.

In August 2024, the Company withdrew $2,254,310 from the Trust Account for income tax, franchise tax expenses and working capital.

On August 12, 2024, the stockholders of the Company voted to approve the business combination with CorpAcq.

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

The total consideration to be paid to the shareholders of CorpAcq will be equal to the sum of:

●	an amount in U.S. Dollars (the “Closing Seller Cash Consideration”) equal to the sum of (a) all available cash and cash equivalents of the Company and its subsidiaries, including all amounts in the Trust Account of the Company (after reduction for the aggregate amount of payments required to be made in connection with the CCVII Stockholder Redemption (defined in the Merger Agreement)), plus the CCVII Facilitated Financing Amount (as defined in the Merger Agreement), if any, in each case calculated as of immediately prior to closing and without giving effect to the Delayed Financing Amount (as defined in the Merger Agreement) minus (b) the aggregate amount of the CorpAcq Transaction Expenses and CCVII Transaction Expenses (each, as defined in the Merger Agreement), minus (c) an amount in cash equal to the amount required to fully redeem all of the preferred shares of CorpAcq outstanding immediately prior to closing, minus (d) an amount equal to $128,600,000 minus the CorpAcq Holder Facilitated Financing Amount (defined in the Merger Agreement), if any (clauses (a)-(d), collectively, the “Closing Seller Preliminary Cash Consideration”), minus (e) 99.99% of the amount by which the Closing Seller Preliminary Cash Consideration exceeds $257,200,000 (or such lesser amount as indicated by CorpAcq); plus
●	a number of ordinary shares of Pubco (“Pubco Ordinary Shares”) equal to (a) a number of shares (rounded down to the nearest whole share) equal to (i) $803,822,000, minus the Closing Seller Cash Consideration, divided by (ii) $10.00, and (b) if the “Delivered Capital Adjustment Amount” (defined in the Sponsor Agreement to be an amount equal to (x) 12.5% multiplied by (y) (1) the Delivered Capital Amount (as defined in the Merger Agreement), minus (2) $592,000,000), is a negative number, plus a number of Pubco Ordinary Shares (rounded down to the nearest whole share) (the “Incremental Share Consideration”) equal to (i) the absolute value of the Delivered Capital Adjustment Amount (as defined in the Merger Agreement), divided by (ii) $10.00, multiplied by (iii) 50%; plus
●	15,000,000 class C-2 ordinary shares in Pubco, which shall have terms substantially equivalent to those set forth on Exhibit A of the Merger Agreement; plus
●	the Pubco Ordinary Shares which constitute: (a) a number of Pubco Ordinary Shares equal to the Incremental Share Consideration (the “Incremental Earnout Shares”) and (b) an aggregate amount of Pubco Ordinary Shares equal to (i) 15,000,000 minus (ii) the Specified Sponsor Retained Share Amount (as defined in the Sponsor Agreement) and as may be adjusted pursuant the Sponsor Agreement (the “Base Earnout Shares”); provided that no Incremental Earnout Shares shall be issued at Closing and only 11,000,000 Base Earnout Shares shall be issued at Closing and, instead of a right to any additional Incremental Earnout Shares or Base Earnout Shares at Closing, the shareholders of CorpAcq party to the Merger Agreement shall have the contingent right to receive any remaining Incremental Earnout Shares or Base Earnout Shares, as applicable, from the Pubco within five (5) days following the final calculation of the Delayed Financing Amount pursuant to the Sponsor Agreement. The Incremental Earnout Shares and the Base Earnout Shares will be unvested upon issuance and will be subject to the same vesting and forfeiture provisions and voting and dividend rights as are described below in respect of the Sponsor’s Base Vesting Shares and Earn-Out Vesting Shares, respectively. Upon vesting and prior to redemption in exchange for Post-Combination Company Ordinary A1 Shares, the Incremental Earn Out Shares shall be entitled to receive an additional catchup payment such that each holder receives an amount that would have been paid out on those shares since issue as if they had the same economic rights as the Post-Combination Company Ordinary A1 Shares during that period.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Merger Agreement.

On November 17, 2023, CorqAcq filed a registration statement on Form F-4 in connection with the business combination, and subsequently filed a Post-Effective Amendment to the registration statement. On June 20, 2024, the SEC declared the registration statement effective.

On August 12, 2024, the stockholders of the Company voted to approve the business combination with CorpAcq.

As previously disclosed in the Company's Form 8-K filed on August 5, 2024, in connection with the Business Combination, prior to the closing of the Business Combination, the Company is seeking to enter into (a) the Non-Redemption Agreements with the Committed Stockholders, (b) the Ordinary Shares Subscription Agreements with the PIPE Investors, to secure an aggregate amount of funds in the Trust Account in the range of approximately $350,000,000 to $500,000,000 or more and/or (c) the Sponsor Ordinary Shares Subscription Agreement with the Sponsor. Pursuant to the Non-Redemption Agreements, the Ordinary Shares Subscription Agreements and the Sponsor Ordinary Shares Subscription Agreements, the Committed Stockholders, the PIPE Investors and the Sponsor, respectively, would subscribe for and purchase from the post-combination company a number of Post-Combination Company Ordinary A1 Shares.  In the case of the Non-Redemption Agreements, the Committed Stockholders would also agree not to sell prior to the closing of the Business Combination a designated number of shares of Class A common stock or exercise any redemption rights in respect of such shares.

In the event that, the Company enters into Non-Redemption Agreements and/or Ordinary Shares Subscription Agreements, the parties intend to amend the Merger Agreement and that certain letter agreement, dated as of August 1, 2023, from the Sponsor and certain individuals, each of whom is a member of the Company's board of directors and/or management team, to the Company and CorpAcq to (a) increase the Sponsor's forfeiture by an aggregate of up to 9,000,000 shares of Class B common stock, and (b) increase the shares to be issued to CorpAcq shareholders by an aggregate of up to 9,000,000 post-combination company ordinary shares.

There can be no assurances that the parties will enter into agreements in respect of the non-redemption, PIPE investment and/or Sponsor investment for the anticipated amounts or any amount or that such arrangements will not be entered into on other terms.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target for our business combination and completing an initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $2,197,274, which consisted of interest earned on marketable securities held in the Trust Account of $7,956,021 partially offset by provision for income taxes of $2,677,645, change in fair value of warrant liabilities of $1,806,000 and operating costs of $1,275,102.

For the six months ended June 30, 2024, we had net loss of $5,816,323, which consisted of change in fair value of warrant liabilities of $13,244,000, provision for income taxes of $5,537,919 and operating costs of $2,901,117 partially offset by interest earned on marketable securities held in the Trust Account of $15,866,713.

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

As of June 30, 2024, we had cash held in the Trust Account of $618,365,971. Interest income on the balance in the Trust Account may be used by us to pay taxes and to pay working capital expenses subject to an annual limit of $1,000,000 (to the extent available). During the three and six months ended June 30, 2024, the Company withdrew from the Trust Account $5,400,411 to pay franchise, income taxes and working capital and $10,094,430 to pay redeeming stockholders.

For the six months ended June 30, 2024, cash used in operating activities was $11,361,285 Net loss of $5,816,323 was affected by the change in the value of the warrant liabilities of $13,244,000 and interest earned on marketable securities held in Trust Account of $15,866,713. Changes in operating assets and liabilities used $2,922,249 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $10,845,552. Net income of $10,546,834 was affected by a change in fair value of warrant liabilities of $5,418,000, interest earned on marketable securities held in the Trust Account of $24,446,003, and deferred tax provision of $836,312. Changes in operating assets and liabilities provided $1,528,071 of cash for operating activities.

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

As of June 30, 2024, we had cash of $2,825. On April 11, 2024 and May 15, 2024, the Company entered into promissory notes (the “Working Capital Promissory Notes”) with the Sponsor pursuant to which the Sponsor agreed to loan the Company an aggregate principal amount of up to $1,000,000 and $250,000, respectively. As of June 30, 2024, the Company has borrowed $1,000,000 and $94,000 against the Working Capital Promissory Notes, with $0 and $156,000 available for withdrawal, respectively. We intend to use the remaining funds held outside the Trust Account primarily to structure, negotiate and complete the Business Combination with CorpAcq.

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

On May 16, 2023, the Sponsor agreed to make monthly deposits directly to the Trust Account of the Company in the amount of $1,000,000 following the approval and implementation of the initial extension proposal pursuant to the 2023 Charter Amendment. Such contributions are made pursuant to the Extension Promissory Note issued by the Company to the Sponsor. The Extension Promissory Note provided up to $9,000,000. Contributions are paid monthly beginning on May 17, 2023 until the earliest to occur of (i) the consummation of the Business Combination, (ii) August 15, 2024 and (iii) if a Business Combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of our board of directors. The Extension Promissory Note will mature on the earlier of (1) the date we consummate a Business Combination and (2) the date that the winding up of the Company is effective. On February 9, 2024, the Sponsor amended the Extension Promissory Note to increase the principal borrowing amount payable under the promissory note from $9,000,000 to $15,000,000 to pay the monthly extension payment in accordance with the extension and extend the maturity date to August 15, 2024. As of June 30, 2024, the Extension Promissory Note had a balance of $14,000,997 with $999,003 available for withdrawal.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of Financial Accounting Standards Board ASC 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Remeasurement associated with the redeemable shares of Class A common stock is excluded from net income (loss) per share of common stock as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

In the second quarter of 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

CHURCHILL CAPITAL CORP VII

Date: August 14, 2024	By:	/s/ Michael Klein
	Name:	Michael Klein
	Title:	Chief Executive Officer and President
(Principal Executive Officer)
Date: August 14, 2024
	By:	/s/ Jay Taragin
	Name:	Jay Taragin
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)